Form 10-Q
period 2024-09-30
Knight-Swift Transportation Holdings Inc.
filed 2024-10-30
CIK 1492691

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
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 161,893,000 shares of the registrant's common stock outstanding as of October 23, 2024.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026, as amended by the 2024 Amendment
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
2024 Amendment	First Amendment to the Company's 2021 Debt Agreement, entered into on August 6, 2024
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$166,348	$168,545
Cash and cash equivalents – restricted	150,870	297,275
Restricted investments, held-to-maturity, amortized cost	—	530
Trade receivables, net of allowance for doubtful accounts of $39,298 and $39,458, respectively	835,248	888,603
Contract balance – revenue in transit	11,056	12,246
Prepaid expenses	114,793	148,696
Assets held for sale	74,787	83,366
Income tax receivable	46,191	65,815
Other current assets	38,330	43,939
Total current assets	1,437,623	1,709,015
Gross property and equipment	7,081,485	6,720,610
Less: accumulated depreciation and amortization	(2,322,511)	(2,104,211)
Property and equipment, net	4,758,974	4,616,399
Operating lease right-of-use-assets	415,856	484,821
Goodwill	3,963,142	3,848,798
Intangible assets, net	2,075,315	2,058,882
Other long-term assets	173,871	152,850
Total assets	$12,824,781	$12,870,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,244	$355,173
Accrued payroll and purchased transportation	190,830	164,884
Accrued liabilities	207,143	220,350
Claims accruals – current portion	336,010	480,200
Finance lease liabilities and long-term debt – current portion	272,355	459,759
Operating lease liabilities – current portion	129,938	144,921
Total current liabilities	1,429,520	1,825,287
Revolving line of credit	227,000	67,000
Long-term debt – less current portion	1,501,565	1,223,021
Finance lease liabilities – less current portion	466,863	407,150
Operating lease liabilities – less current portion	310,584	371,407
Accounts receivable securitization	458,911	526,508
Claims accruals – less current portion	328,968	315,476
Deferred tax liabilities	920,685	951,749
Other long-term liabilities	114,469	79,086
Total liabilities	5,758,565	5,766,684
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,871 and 161,385 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,619	1,613
Additional paid-in capital	4,439,029	4,426,852
Accumulated other comprehensive income (loss)	168	(830)
Retained earnings	2,617,880	2,659,755
Total Knight-Swift stockholders' equity	7,058,696	7,087,390
Noncontrolling interest	7,520	16,691
Total stockholders’ equity	7,066,216	7,104,081
Total liabilities and stockholders’ equity	$12,824,781	$12,870,765
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,680,893	$1,775,249	$4,935,408	$4,615,990
Truckload and LTL fuel surcharge	195,783	244,687	610,389	593,857
Total revenue	1,876,676	2,019,936	5,545,797	5,209,847
Operating expenses:
Salaries, wages, and benefits	726,358	710,543	2,111,143	1,780,522
Fuel	213,489	272,376	670,651	628,435
Operations and maintenance	142,418	142,913	415,302	343,604
Insurance and claims	86,510	148,865	314,394	424,210
Operating taxes and licenses	32,220	30,506	93,923	84,728
Communications	8,411	8,411	24,208	20,344
Depreciation and amortization of property and equipment	178,598	176,613	539,313	488,960
Amortization of intangibles	18,922	18,907	56,009	51,595
Rental expense	42,322	50,401	129,248	81,542
Purchased transportation	295,261	330,683	859,286	869,671
Impairments	1,008	—	10,867	—
Miscellaneous operating expenses	49,739	48,662	156,018	116,363
Total operating expenses	1,795,256	1,938,880	5,380,362	4,889,974
Operating income	81,420	81,056	165,435	319,873
Other (expenses) income:
Interest income	4,005	5,542	12,844	16,099
Interest expense	(44,398)	(39,354)	(126,116)	(86,799)
Other income, net	3,169	11,433	17,049	30,815
Total other (expenses) income, net	(37,224)	(22,379)	(96,223)	(39,885)
Income before income taxes	44,196	58,677	69,212	279,988
Income tax expense (benefit)	14,137	(1,220)	22,253	53,474
Net income	30,059	59,897	46,959	226,514
Net loss attributable to noncontrolling interest	405	297	1,170	1,290
Net income attributable to Knight-Swift	30,464	60,194	48,129	227,804
Other comprehensive income	995	152	998	1,772
Comprehensive income	$31,459	$60,346	$49,127	$229,576

Earnings per share:
Basic	$0.19	$0.37	$0.30	$1.41
Diluted	$0.19	$0.37	$0.30	$1.41

Dividends declared per share:	$0.16	$0.14	$0.48	$0.42

Weighted average shares outstanding:
Basic	161,861	161,332	161,687	161,124
Diluted	162,233	161,888	162,120	161,782
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$46,959	$226,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	595,322	540,555
Gain on sale of property and equipment	(21,839)	(46,628)
Impairments	10,867	—
Deferred income taxes	(21,569)	9,587
Non-cash lease expense	137,768	68,778
Loss (gain) on equity securities	11,562	(2,100)
Other adjustments to reconcile net income to net cash provided by operating activities	(3,684)	46,224
Increase (decrease) in cash resulting from changes in:
Trade receivables	39,612	84,149
Income tax receivable	19,624	(1,237)
Accounts payable	(57,066)	(10,495)
Accrued liabilities and claims accrual	(135,189)	26,599
Operating lease liabilities	(146,973)	(68,140)
Other assets and liabilities	49,347	(304)
Net cash provided by operating activities	524,741	873,502
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	530	3,620
Purchases of held-to-maturity investments	—	(30)
Proceeds from sale of property and equipment, including assets held for sale	183,589	214,234
Purchases of property and equipment	(592,081)	(852,677)
Expenditures on assets held for sale	(312)	(785)
Net cash, restricted cash, and equivalents invested in acquisitions	(185,491)	(458,288)
Other cash flows from investing activities	(25,255)	5,896
Net cash used in investing activities	(619,020)	(1,088,030)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(214,881)	(81,354)
Proceeds from long-term debt	150,000	250,000
Borrowings on revolving lines of credit, net	160,000	257,000
Borrowings under accounts receivable securitization	28,800	25,000
Repayments of accounts receivable securitization	(96,600)	(82,000)
Proceeds from common stock issued	4,177	4,200
Dividends paid	(78,256)	(68,550)
Other cash flows from financing activities	(7,735)	(18,206)
Net cash (used in) provided by financing activities	(54,495)	286,090
Net (decrease) increase in cash, restricted cash, and equivalents	(148,774)	71,562
Cash, restricted cash, and equivalents at beginning of period	469,686	385,345
Cash, restricted cash, and equivalents at end of period	$320,912	$456,907

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$130,680	$84,361
Income taxes	10,382	38,455
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$39,522	$19,639
Financing provided to independent contractors for equipment sold	1,715	4,285
Transfers from property and equipment to assets held for sale	89,794	136,453
Noncontrolling interest associated with acquisitions	—	5,178
Contingent consideration associated with acquisitions and investments	—	174,107
U.S. Xpress assumed equity awards	—	1,462
Conversion of note receivable to equity investment	—	12,107
Right-of-use assets obtained in exchange for operating lease liabilities	58,767	41,888
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	12,400	—
Property and equipment obtained in exchange for finance lease liabilities	190,298	70,051
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	20,025	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$166,348	$168,545	$193,372	$196,770
Cash and cash equivalents – restricted [1]	150,870	297,275	259,979	185,792
Other long-term assets [1]	3,694	3,866	3,556	2,783
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$320,912	$469,686	$456,907	$385,345

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	403	4	—			4		4
Common stock issued to the Board	24	—	1,206			1,206		1,206
Common stock issued under ESPP	59	2	2,965			2,967		2,967
Shares withheld – RSU settlement				(11,839)		(11,839)		(11,839)
Employee stock-based compensation expense			17,011			17,011		17,011
Cash dividends paid and dividends accrued ($0.48 per share)				(78,165)		(78,165)		(78,165)
Net income (loss)				48,129		48,129	(1,170)	46,959
Other comprehensive income					998	998		998
Investment in noncontrolling interest							2,212	2,212
Distribution to noncontrolling interest			(9,005)			(9,005)	(10,213)	(19,218)
Balances – September 30, 2024	161,871	$1,619	$4,439,029	$2,617,880	$168	$7,058,696	$7,520	$7,066,216

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	565	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	58	1	3,059			3,060		3,060
Shares withheld – RSU settlement				(19,548)		(19,548)		(19,548)
Employee stock-based compensation expense			21,059			21,059		21,059
Cash dividends paid and dividends accrued ($0.42 per share)				(68,255)		(68,255)		(68,255)
Net income (loss)				227,804		227,804	(1,290)	226,514
Other comprehensive income					1,772	1,772		1,772
Investment in noncontrolling interest							7,555	7,555
Distribution to noncontrolling interest							(239)	(239)
Balances – September 30, 2023	161,347	$1,613	$4,418,981	$2,693,568	$(664)	$7,113,498	$16,303	$7,129,801

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2024	161,836	$1,618	$4,439,489	$2,613,684	$(827)	$7,053,964	$16,389	$7,070,353
Common stock issued to employees	10	—	—			—		—
Common stock issued under ESPP	25	1	1,068			1,069		1,069
Shares withheld – RSU settlement				(188)		(188)		(188)
Employee stock-based compensation expense			6,430			6,430		6,430
Cash dividends paid and dividends accrued ($0.16 per share)				(26,080)		(26,080)		(26,080)
Net income (loss)				30,464		30,464	(405)	30,059
Other comprehensive income					995	995		995
Investment in noncontrolling interest							739	739
Distribution to noncontrolling interest			(7,958)			(7,958)	(9,203)	(17,161)
Balances – September 30, 2024	161,871	$1,619	$4,439,029	$2,617,880	$168	$7,058,696	$7,520	$7,066,216

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2023	161,276	$1,613	$4,412,069	$2,657,415	$(815)	$7,070,282	$10,761	$7,081,043
Common stock issued to employees	53	—	—			—		—
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	18	—	978			978		978
Shares withheld – RSU settlement				(1,277)		(1,277)		(1,277)
Employee stock-based compensation expense			4,472			4,472		4,472
Cash dividends paid and dividends accrued ($0.14 per share)				(22,764)		(22,764)		(22,764)
Net income (loss)				60,194		60,194	(297)	59,897
Other comprehensive income					151	151		151
Investment in noncontrolling interest							5,839	5,839
Balances – September 30, 2023	161,347	$1,613	$4,418,981	$2,693,568	$(664)	$7,113,498	$16,303	$7,129,801

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended September 30, 2024, the Company operated an average of 22,986 tractors (comprised of 20,838 company tractors and 2,148 independent contractor tractors) and 92,642 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 3,505 tractors and 9,160 trailers. Additionally, the Intermodal segment operated an average of 615 tractors and 12,577 intermodal containers. As of September 30, 2024, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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
Note regarding comparability — The reported results do not include U.S. Xpress' operating results prior to its acquisition by the Company on July 1, 2023 in accordance with the accounting treatment applicable to the transaction. The reported results do not include the LTL operations of DHE prior to its acquisition by the Company on July 30, 2024 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's current and prior period results may not be meaningful.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2024	ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements	The amendments in this ASU contain amendments to the Codification that remove references to various Concepts Statements. In most cases, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material
March 2024	ASU No. 2024-01: Compensation - Stock Compensation (Topic 718)	The amendments in this ASU improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material
November 2023	ASU 2023-07: Segment Reporting (ASC 280) — Improvements to Reportable Segment Disclosures	The amendments in this ASU update reportable segment disclosure requirements by requiring that an entity disclose significant segment expenses, disclose other segment items by reportable segments, provide annual disclosures about a reportable segment's profit and loss, the title of the chief operating decision maker, and other items.	January 2024	Currently under evaluation, but not expected to be material [1]
1    ASC Topic 280, Segment Reporting — The Company has evaluated the segment reporting disclosure changes required by ASU 2023-07. Management has created a quantitative mock-up of our segments disclosure under ASC Topic 280.
Since management is continuing to evaluate the impact of ASU 2023-07, the above disclosures are tentative and subject to change.

Note 3 — Acquisitions and Investments
DHE
On July 30, 2024, the Company, through a wholly owned subsidiary, acquired the operating assets and assumed certain liabilities of the regional less-than-truckload division of Dependable Highway Express, Inc. based in Los Angeles, California.
The total purchase price consideration of $185.0 million, including net working capital adjustments, was funded through borrowing on the 2021 Revolver on the transaction date. At closing, $1.5 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments.
The goodwill recognized represents expected synergies from combining the operations of DHE with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Purchase Price Allocation
The purchase price allocation for DHE is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocations disclosed above are subject to change. Any future adjustments to the preliminary purchase price allocations, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

July 30, 2024 Opening Balance Sheet as Reported at September 30, 2024

Fair value of the consideration transferred	$184,986

Other current assets	445
Property and equipment	29,796
Operating lease right-of-use assets	15,448
Identifiable intangible assets [1]	72,400
Other noncurrent assets	98
Total assets	118,187

Claims accruals – current and noncurrent portions	(4,000)
Operating lease liabilities – current and noncurrent portions	(12,400)
Total liabilities	(16,400)

Goodwill	$83,199

1    Includes $57.0 million in customer relationships and $15.4 million in trade names.
Eleos
On July 17, 2024, the Company acquired the remaining 18.5% non-controlling interest of Eleos.
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
During the quarter ended September 30, 2024, the Company's condensed consolidated operating results included U.S. Xpress' total revenue of $409.6 million and a net loss of $10.1 million. U.S. Xpress' net loss during the quarter ended September 30, 2024 included $2.3 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.
During the year-to-date period ended September 30, 2024, the Company's condensed consolidated operating results included U.S. Xpress' total revenue of $1.2 billion and a net loss of $29.4 million. U.S. Xpress' net loss during the year-to-date period ended September 30, 2024 included $6.9 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.

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
Pro Forma Information — The following unaudited pro forma information combines the historical operations of the Company and U.S. Xpress giving effect to the U.S. Xpress Acquisition, and related transactions as if consummated on January 1, 2023.

	Quarter Ended September 30,	Year-to-Date September 30,
	2023	2023
	(In thousands, except per share data)
Total revenue	$2,019,936	$6,165,131
Net income attributable to Knight-Swift	33,584	146,522
Earnings per share – diluted	0.21	0.91

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
Equity Method Investments
During the quarter and year-to-date periods ended September 30, 2024, the Company recognized a $12.1 million realized loss on a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024, which is recorded in "Other income, net" in the condensed consolidated statements of comprehensive income.
The Company did not complete any other material acquisitions during the quarter ended September 30, 2024.

Note 4 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended September 30, 2024 and September 30, 2023 were 32.0% and (2.1)%, respectively. The effective tax rates for the year-to-date periods ended September 30, 2024 and September 30, 2023 were 32.2% and 19.1% respectively. The current quarter effective tax rate was primarily impacted by a reduction in pre-tax income.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company has $10.4 million in valuation allowance associated with the capital loss and state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of September 30, 2024 and December 31, 2023.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of September 30, 2024, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2024. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2023 RSA (dollars in thousands):

2023 RSA
(Dollars in thousands)
Effective date	October 23, 2023
Final maturity date	October 1, 2025
Borrowing capacity	$575,000
Accordion option [1]	$100,000
Unused commitment fee rate [2]	20 to 40 basis points
Program fees on outstanding balances [3]	one month SOFR + credit spread adjustment 10 basis points + 82.5 basis points

1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Borrowing base, based on eligible receivables	$492,400	$527,600
Less: outstanding borrowings [1]	(459,200)	(527,000)
Less: outstanding letters of credit	(27,167)	—
Availability under accounts receivable securitization facilities	$6,033	$600

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.3 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively. Interest accrued on the aggregate principal balance at a rate of 6.1% and 6.3% as of September 30, 2024 and December 31, 2023, respectively.
Refer to Note 12 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
2021 Term Loan A-2, due September 3, 2026, net 1 2	349,021	199,902
2021 Term Loan A-3, due September 3, 2026, net 1 2	789,323	799,058
2023 Term Loan, due September 3, 2026, net 1 3	249,378	249,135
Revenue equipment installment notes 1 4	219,510	279,339
Prudential Notes, net [1]	16,787	25,078
Other	6,952	8,567
Total long-term debt, including current portion	1,630,971	1,561,079
Less: current portion of long-term debt	(129,406)	(338,058)
Long-term debt, less current portion	$1,501,565	$1,223,021

	September 30, 2024	December 31, 2023
	(In thousands)
Total long-term debt, including current portion	$1,630,971	$1,561,079
2021 Revolver, due September 3, 2026 1 5	227,000	67,000
Long-term debt, including revolving line of credit	$1,857,971	$1,628,079

1Refer to Note 12 for information regarding the fair value of debt.
2As of September 30, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $1.0 million and $0.7 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively.
3As of September 30, 2024, the carrying amount of the 2023 Term Loan was net of $0.6 million in deferred loan costs. As of December 31, 2023, the carrying amounts of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 4.8% and 4.7% as of September 30, 2024 and December 31, 2023, respectively.
5The Company also had outstanding letters of credit of $18.1 million and $18.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both September 30, 2024 and December 31, 2023, respectively. The Company also had outstanding letters of credit of $248.0 million and $264.3 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of September 30, 2024 and December 31, 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility) with a group of banks, replacing the Company's prior debt agreements. The 2021 Debt Agreement included the 2021 Term Loan A-1 which was paid off on December 3, 2022. On August 6, 2024, the Company entered into the 2024 Amendment which, among other things, extended the maturity of the Company's 2021 Term Loan A-2 from September 3, 2024 to September 3, 2026, increased the size of the 2021 Term Loan A-2 from $200 million to $350 million, aligned the applicable margin for the 2021 Term Loan A-2 with that of the rest of the credit facility, transitioned the reference rate for the credit facility from BSBY to SOFR, and made other conforming changes. The following table presents the key terms of the 2021 Debt Agreement as amended by the 2024 Amendment:

	2021 Term Loan A-2	2021 Term Loan A-3	2021 Revolver [2]
2021 Debt Agreement Terms	(Dollars in thousands)
Maximum borrowing capacity	$350,000	$800,000	$1,100,000
Final maturity date	September 3, 2026	September 3, 2026	September 3, 2026
Interest rate margin reference rate	SOFR + credit spread adjustment 10 basis points	SOFR + credit spread adjustment 10 basis points	SOFR + credit spread adjustment 10 basis points
Interest rate minimum margin [1]	0.88%	0.88%	0.88%
Interest rate maximum margin [1]	1.50%	1.50%	1.50%
Minimum principal payment — amount	$—	$10,000	$—
Minimum principal payment — frequency	Once	Quarterly	Once
Minimum principal payment — commencement date	September 3, 2026	September 30, 2024	September 3, 2026
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2024, interest accrued at 6.46% on the 2021 Term Loan A-2, 6.46% on the 2021 Term Loan A-3, and 6.46% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of September 30, 2024, commitment fees on the unused portion of the 2021 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.5%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of September 30, 2024, the Company was in compliance with the covenants under the 2021 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of September 30, 2024 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.75%. As of September 30, 2024, interest accrued at 6.71% on the 2023 Term Loan.
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $190.2 million as of September 30, 2024. Terms generally range from 48 months to 84 months. The interest rates as of September 30, 2024 range from 2.0% to 7.2%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2025 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of September 30, 2024, the Company was in compliance with the covenants under the 2021 Prudential Notes.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended September 30, 2024 and 2023 were immaterial.
Assumptions
A weighted-average discount rate of 4.73% was used to determine benefit obligations as of September 30, 2024.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
Discount rate	5.25%	4.86%	4.96%	4.79%
Expected long-term rate of return on pension plan assets	6.00%	6.00%	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of September 30, 2024, the Company had outstanding commitments to purchase revenue equipment of $203.8 million in the remainder of 2024 ($163.8 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2024, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $50.3 million in the remainder of 2024, $65.0 million from 2025 through 2026, $5.3 million from 2027 through 2028, and $0.2 million thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $6.9 million, relating to the Company's outstanding legal proceedings as of September 30, 2024.
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
The Company made no share repurchases during the quarter and year-to-date periods ended September 30, 2024 and 2023.no
As of September 30, 2024 and December 31, 2023, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
	(In thousands)
Basic weighted average common shares outstanding	161,861	161,332	161,687	161,124
Dilutive effect of equity awards	372	556	433	658
Diluted weighted average common shares outstanding	162,233	161,888	162,120	161,782
Anti-dilutive shares excluded from earnings per diluted share [1]	232	57	426	141
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		September 30, 2024		December 31, 2023
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$122,781	$122,781	$102,252	$102,252

Financial Liabilities:
2021 Term Loan A-2, due September 2026 [1]	Finance lease liabilities and long-term debt – current portion	349,021	350,000	199,902	200,000
2021 Term Loan A-3, due September 2026 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	789,323	790,000	799,058	800,000
2023 Term Loan, due September 2026 [2]	Long-term debt – less current portion	249,378	250,000	249,135	250,000
2021 Revolver, due September 2026	Revolving line of credit	227,000	227,000	67,000	67,000
Revenue equipment installment notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	219,510	219,510	279,339	279,339
2021 Prudential Notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	16,787	16,800	25,078	25,100
2023 RSA, due October 2025 [5]	Accounts receivable securitization -less current portion	458,911	459,200	526,508	527,000
Mandatorily redeemable contingent consideration [6]	Accrued liabilities	134,107	134,107	134,107	134,107
Contingent consideration [6]	Accrued liabilities, Other long-term liabilities	40,000	40,000	40,859	40,859

1As of September 30, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $1.0 million and $0.7 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively.
2As of September 30, 2024, the carrying amount of the 2023 Term Loan was net of $0.6 million in deferred loan costs. As of December 31, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
3As of September 30, 2024, the carrying amount of the revenue equipment installment notes included $0.8 million in fair value adjustments. As of December 31, 2023, the carrying amount of the revenue equipment installment notes included $1.3 million in fair value adjustments.
4As of September 30, 2024, the carrying amount of the 2021 Prudential Notes was net of approximately $13,000 in deferred loan costs and included $0.7 million in fair value adjustments. As of December 31, 2023, the carrying amount of the 2021 Prudential Notes was net of $22,000 in deferred loan costs and included $1.1 million in fair value adjustments.
5The carrying amount of the 2023 RSA was net of $0.3 million and $0.5 million in deferred loan costs as of September 30, 2024 and December 31, 2023, respectively.
6The contingent consideration is primarily related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of September 30, 2024 and December 31, 2023, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2024
Mandatorily redeemable contingent consideration 1 2	$134,107	$—	$—	$134,107	$—
Contingent consideration [1]	$40,000	$—	$—	$40,000	$859
As of December 31, 2023
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration [1]	$40,859	$—	$—	$40,859	$3,359

1Contingent consideration is associated with the U.S. Xpress Acquisition and certain other investments. The Company recognized a gain of $0.9 million during the quarter and year-to-date periods ended September 30, 2024. The Company recognized a gain of $0.9 million during the quarter ended September 30, 2023 and a gain of $3.4 million during the year-to-date period ended September 30, 2023.
2As of September 30, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of September 30, 2024
Buildings [1]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [2]	$—	$—	$—	$—	$(5,300)
Equipment [3]	$—	$—	$—	$—	$(5,279)

As of December 31, 2023
Buildings [1]	$—	$—	$—	$—	$(187)
Equipment [3]	$—	$—	$—	$—	$(469)
Software [4]	$—	$—	$—	$—	$(1,580)

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
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2024 and December 31, 2023, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of:
•$9.2 million and $11.4 million for the quarters ended September 30, 2024 and 2023, respectively.
•$21.8 million and $46.6 million for the year-to-date periods ended September 30, 2024 and 2023, respectively.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2024
Fixed income funds	34,528	34,528	—	—
Cash and cash equivalents	1,379	1,379	—	—
Total pension plan assets	$35,907	$35,907	$—	$—

As of December 31, 2023
Fixed income funds	34,536	34,536	—	—
Cash and cash equivalents	887	887	—	—
Total pension plan assets	$35,423	$35,423	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended September 30,				Year-to-Date September 30,
	2024		2023		2024		2023
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$250	$145	$—	$21	$697	$436	$—	$67
Other Services	$—	$9	$—	$9	$—	$26	$27	$402

	September 30, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$58	$23	$37

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Audit Committee of the Board prior to completing transactions. Transactions with these entities generally include facility and equipment leases and other services.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
Revenue:	(In thousands)
Truckload	$1,258,156	$1,380,781	$3,785,408	$3,346,685
LTL	325,412	284,168	914,012	806,577
Logistics	143,581	159,489	402,010	417,715
Intermodal	102,679	101,219	288,192	316,118
Subtotal	$1,829,828	$1,925,657	$5,389,622	$4,887,095
All Other Segments	68,438	119,677	221,796	391,773
Intersegment eliminations	(21,590)	(25,398)	(65,621)	(69,021)
Total revenue	$1,876,676	$2,019,936	$5,545,797	$5,209,847

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
Operating income (loss):	(In thousands)
Truckload	$45,356	$48,361	$91,986	$232,171
LTL	24,556	32,275	77,892	89,095
Logistics	6,684	10,364	13,916	32,750
Intermodal	(1,387)	(4,524)	(8,012)	(6,054)
Subtotal	$75,209	$86,476	$175,782	$347,962
All Other Segments [1]	6,211	(5,420)	(10,347)	(28,089)
Operating income	$81,420	$81,056	$165,435	$319,873

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$135,376	$135,774	$412,321	$369,006
LTL	20,872	17,069	57,966	50,077
Logistics	778	1,048	2,708	3,078
Intermodal	5,641	5,194	16,651	14,403
Subtotal	$162,667	$159,085	$489,646	$436,564
All Other Segments	15,931	17,528	49,667	52,396
Depreciation and amortization of property and equipment	$178,598	$176,613	$539,313	$488,960

1The year-to-date $10.3 million operating loss within our All Other Segments is primarily driven by the $17.1 million operating loss in the third-party insurance business.
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2024 and 2023. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2024 and December 31, 2023.

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
Key Financial Highlights — Year-to-Date September 30, 2024
Consolidated operating income decreased 48.3% to $165.4 million during the year-to-date period ended September 30, 2024, as compared to the same period last year. Net income attributable to Knight-Swift decreased 78.9% to $48.1 million.
•Truckload — 97.6% operating ratio during the year-to-date period ended September 30, 2024. The Adjusted Operating Ratio1 was 96.7%, with a 14.9% year-over-year increase in revenue, excluding fuel surcharge and intersegment transactions, as a result of the inclusion of the truckload business of U.S. Xpress. Adjusted Operating Ratio worsened by 520 basis points year-over-year primarily due to the 4.8% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and the 1.3% increase in cost per mile largely due to inflationary prices.
•LTL — 91.5% operating ratio during the year-to-date period ended September 30, 2024. The Adjusted Operating Ratio1 increased 330 basis points year-over-year to 88.5%, primarily as a result of incremental operating, maintenance, and labor costs as we expand. We opened 34 new locations during the year-to-date period of 2024, and we acquired the assets of DHE effective July 30,2024, as we continue to grow our network.
•Logistics — 96.5% operating ratio during the year-to-date period ended September 30, 2024. The Adjusted Operating Ratio1 was 95.7% with a gross margin of 17.5% while revenue, excluding intersegment transactions, decreased 2.7%, including the U.S. Xpress logistics business. Load count decreased 11.5% due to the soft demand environment.
•Intermodal — 102.8% operating ratio during the year-to-date period ended September 30, 2024, as revenue per load declined 10.0% year-over-year and load count increased 1.3%.
•All Other Segments — Operating loss decreased to $10.3 million during the year-to-date period ended September 30, 2024 from $28.1 million during the comparable period of 2023, largely as a result of exiting the third-party insurance business.
•Liquidity and Capital — During the year-to-date period ended September 30, 2024, we generated $524.7 million in operating cash flows and Free Cash Flow1 of $116.2 million, which was negatively impacted by our decision to transfer $161.1 million of third-party insurance claim liabilities to another insurance company as discussed during the previous quarter, funded by transferring the corresponding restricted cash held in trust for payment of the third-party insurance claims. The use of restricted cash in this transaction does not impact the availability of operating cash for the needs of our ongoing businesses. We paid down $112.3 million in finance lease liabilities, $147.0 million in operating lease liabilities, and made $92.2 million of net repayments on our 2021 Revolver and 2023 RSA. As of September 30, 2024, we had a balance of $166.3 million in unrestricted cash and cash equivalents, $1.4 billion face value outstanding on the 2021 Term Loans and 2023 Term Loan, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

________
1Refer to "Non-GAAP Financial Measures" below.
Key Financial Data and Operating Metrics

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,876,676	$2,019,936	$5,545,797	$5,209,847
Revenue, excluding truckload and LTL fuel surcharge	$1,680,893	$1,775,249	$4,935,408	$4,615,990
Net income attributable to Knight-Swift	$30,464	$60,194	$48,129	$227,804
Earnings per diluted share	$0.19	$0.37	$0.30	$1.41
Operating ratio	95.7%	96.0%	97.0%	93.9%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$54,447	$67,162	$113,596	$264,271
Adjusted EPS [1]	$0.34	$0.41	$0.70	$1.63
Adjusted Operating Ratio [1]	93.9%	93.8%	95.1%	91.6%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	22,814	24,159	22,986	20,054
Average trailers [3]	90,935	95,976	92,642	85,125
LTL
Average tractors [4]	3,730	3,206	3,505	3,177
Average trailers [5]	9,888	8,496	9,160	8,445
Intermodal
Average tractors	622	677	615	647
Average containers	12,569	12,669	12,577	12,780
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.6 years and 2.5 years as of September 30, 2024 and 2023, respectively.
3Our average trailers includes 8,510 and 8,432 trailers related to leasing activities recorded within our All Other Segments for the quarters ended September 30, 2024 and 2023, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.1 years and 9.1 years as of September 30, 2024 and 2023, respectively. Our average trailers includes 8,718 and 8,599 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods September 30, 2024 and 2023, respectively.
4Our LTL tractor fleet had a weighted average age of 4.2 years and 4.3 years as of September 30, 2024 and 2023, respectively. Our LTL tractor fleet includes 615 and 609 tractors from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2024 and 2023, respectively. Our LTL tractor fleet includes 613 and 610 tractors from ACT's and MME's dedicated and other businesses for the year-to-date period September 30, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

5Our LTL trailer fleet had a weighted average age of 8.5 years as of September 30, 2024 and 2023. Our LTL trailer fleet includes 843 and 777 trailers from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2024 and 2023, respectively. Our LTL trailer fleet includes 831 and 778 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods September 30, 2024 and 2023, respectively.
Market Trends and Outlook
The national unemployment rate was 4.1%1 as of September 30, 2024, as compared to 3.8% as of September 30, 2023. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 3.0%2 on a quarter-over-quarter basis, per the most recent third-party forecasts. The increase, compared to the prior quarter increase of 1.6%, primarily reflected increases in consumer spending, private inventory investment, and nonresidential fixed investments. These were partially offset by increased imports. The most recent US employment cost index indicates a quarter-over-quarter increase of 4.1%1 and a sequential increase of 0.9%1.
Our Company outlook for the fourth quarter of 2024 and the first quarter of 2025 includes the following:
Truckload
•Truckload Segment revenue up slightly sequentially in the fourth quarter and down low-to-mid single-digit percent sequentially into the first quarter with operating margins improving modestly sequentially in the fourth quarter and declining modestly sequentially into the first quarter,
•Tractor count down low single-digit percent sequentially in the fourth and first quarters.
LTL
•LTL Segment with high-teens percent growth in revenue, excluding fuel surcharge, year-over-year in both fourth and first quarters driven by shipment count growth from our expanding network, the inclusion of DHE, and yield improvement,
•Adjusted operating ratios in the high 80's as we continue to absorb costs from our network expansion.
Logistics
•Logistics Segment revenue up high single-digit percent sequentially in the fourth quarter and declining high-teens percent sequentially in the first quarter, with Adjusted Operating Ratios in the mid-90’s.
Intermodal
•Intermodal Segment load count down mid-to-high single-digit percent sequentially in the fourth quarter before growing low single-digit percent sequentially in the first quarter with approximately break-even operating margins.
All Other
•All Other Segment operating income, before including the $11.7 million quarterly intangible asset amortization, approximately break-even for the fourth quarter as some of these services experience their typical seasonal slowdown, and $16 million to $21 million for the first quarter.
Additional
•Equipment gains to be in the range of $5 million to $10 million per quarter,
•Net interest expense down modestly sequentially in the fourth quarter and first quarter,
•Net cash capital expenditures for the full year 2024 expected range of $525 million - $575 million,
•Expected effective tax rate on adjusted income before taxes of approximately 26% to 27% for fourth quarter 2024 and approximately 26% to 28% for full year 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

In addition to the above, we expect the Truckload segment will continue to pursue opportunities, as we implement a decentralized operating model within our new U.S. Xpress locations, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network, which we expanded in the third quarter of 2024 with the DHE Acquisition, that we expect will provide additional yield and revenue opportunities. The Intermodal segment continues to build out its network that aligns with our new rail partners as we pursue a more diversified portfolio of customers. Our All Other Segments are further expanding to complement our other service offerings.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions during 2024. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2024. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the acquisition of U.S. Xpress and our intention to expand the geographic footprint of our LTL network, as illustrated by the DHE Acquisition.
________
1Source: bls.gov
2Source: bea.gov

Results of Operations — Summary
Note: The reported results do not include U.S. Xpress' operating results prior to its acquisition by the Company on July 1, 2023 in accordance with the accounting treatment applicable to the transaction. The reported results do not include the LTL operations of DHE prior to its acquisition by the Company on July 30, 2024 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's current and prior period results may not be meaningful.

Operating Results: Third Quarter 2024 compared to Third Quarter 2023
The $29.7 million decrease in net income attributable to Knight-Swift to $30.5 million during the third quarter of 2024 from $60.2 million during the same period last year includes the following:
•Contributor — $3.0 million decrease in operating income within our Truckload segment primarily due to a 5.7% decline in loaded miles, partially offset by a 1.3% decrease in cost per mile.
•Contributor — $7.7 million decrease in operating income within our LTL segment primarily due to start-up costs and early stage operations at the recently opened facilities.
•Contributor — $3.7 million decrease in operating income within our Logistics segment due to the 21.1% decrease in load count, partially offset by a 13.6% increase in revenue per load.
•Contributor — $5.0 million increase in consolidated interest expense primarily driven by higher debt balances related to the DHE acquisition and higher interest rates.
•Contributor — $8.3 million decrease in other income, net, primarily due the $12.1 million loss on investment as a result of the write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•Contributor — $15.4 million increase in consolidated income tax expense, primarily due to a partial release in the third quarter of 2023 of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits. Our effective tax rate for the third quarter of 2024 was 32.0%, compared to (2.1)% for the third quarter of 2023.
•Offset — $3.1 million decrease in operating loss within our Intermodal segment, driven by a 7.2% increase in load count, partially offset by a 5.3% decrease in revenue per load.
•Offset — $11.6 million increase in operating income within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
Operating Results: Year-To-Date September 30, 2024 Compared to Year-To-Date September 30, 2023
The $179.7 million decrease in net income attributable to Knight-Swift to $48.1 million during the year-to-date period ended September 30, 2024 from $227.8 million during the same period last year includes the following:
•Contributor — $140.2 million decrease in operating income within our Truckload segment primarily due to a 4.8% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and a 1.3% increase in cost per mile.
•Contributor — $11.2 million decrease in operating income within our LTL segment due to severe winter weather experienced during the first quarter of 2024 and start-up costs and early stage operations at our recently opened facilities.
•Contributor — $18.8 million decrease in operating income within our Logistics segment due to an 11.5% decline in load count.
•Contributor — $2.0 million increase in operating loss within our Intermodal segment, driven by a 10.0% decrease in revenue per load, partially offset by a 1.3% increase in load count.
•Contributor — $39.3 million increase in consolidated interest expense primarily driven by higher debt balances related to the U.S. Xpress and DHE acquisitions and higher interest rates.
•Contributor — $13.8 million decrease in other income, net, primarily due the $12.1 million loss on investment as a result of the write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024.
•Offset — $17.7 million decrease in operating loss within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter.
•Offset — $31.2 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income which was partially offset by the partial release in the third quarter of 2023 of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits. This resulted in an effective tax rate of 32.2% for the year-to-date period ended September 30, 2024, and 19.1% for the year-to-date period ended September 30, 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
Revenue:	(In thousands)
Truckload	$1,258,156	$1,380,781	$3,785,408	$3,346,685
LTL	325,412	284,168	914,012	806,577
Logistics	143,581	159,489	402,010	417,715
Intermodal	102,679	101,219	288,192	316,118
Subtotal	$1,829,828	$1,925,657	$5,389,622	$4,887,095
All Other Segments	68,438	119,677	221,796	391,773
Intersegment eliminations	(21,590)	(25,398)	(65,621)	(69,021)
Total revenue	$1,876,676	$2,019,936	$5,545,797	$5,209,847

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
Operating income (loss):	(In thousands)
Truckload	$45,356	$48,361	$91,986	$232,171
LTL	24,556	32,275	77,892	89,095
Logistics	6,684	10,364	13,916	32,750
Intermodal	(1,387)	(4,524)	(8,012)	(6,054)
Subtotal	$75,209	$86,476	$175,782	$347,962
All Other Segments	6,211	(5,420)	(10,347)	(28,089)
Operating income	$81,420	$81,056	$165,435	$319,873

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 16,300 irregular route and 6,500 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the acquisitions of MME and the LTL division of DHE, provides our customers with regional LTL transportation service through our growing network of over 160 facilities and a door count of approximately 6,000. Our LTL segment operates approximately 3,700 tractors and approximately 9,900 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of nearly 91,000 trailers.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 16,300 irregular route tractors and approximately 6,500 dedicated route tractors in use during the quarter ended September 30, 2024. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,258,156	$1,380,781	$3,785,408	$3,346,685	(8.9%)		13.1%
Revenue, excluding fuel surcharge and intersegment transactions	$1,107,461	$1,179,978	$3,304,302	$2,875,331	(6.1%)		14.9%
GAAP: Operating income	$45,356	$48,361	$91,986	$232,171	(6.2%)		(60.4%)
Non-GAAP: Adjusted Operating Income [1]	$48,505	$60,148	$108,775	$244,600	(19.4%)		(55.5%)
Average revenue per tractor [2]	$48,543	$48,842	$143,753	$155,081	(0.6%)		(7.3%)
GAAP: Operating ratio [2]	96.4%	96.5%	97.6%	93.1%	(10	bps)	450	bps
Non-GAAP: Adjusted Operating Ratio 1 2	95.6%	94.9%	96.7%	91.5%	70	bps	520	bps
Non-paid empty miles percentage [2]	14.1%	13.6%	14.1%	14.5%	50	bps	(40	bps)
Average length of haul (miles) [2]	378	400	386	393	(5.5%)		(1.8%)
Total miles per tractor [2]	20,469	20,384	60,870	62,781	0.4%		(3.0%)
Average tractors 2 3	22,814	24,159	22,986	20,054	(5.6%)		14.6%
Average trailers 2 4	90,935	95,976	92,642	85,125	(5.3%)		8.8%
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
3    Includes 20,688 and 21,676 average company-owned tractors for the third quarter of 2024 and 2023, respectively. Includes 20,838 and 17,977 average company-owned tractors for the year-to date periods September 30, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

4    Our average trailers includes 8,510 and 8,432 trailers related to leasing activities recorded within our All Other Segments for the quarters ended September 30, 2024 and 2023, respectively. Our average trailers includes 8,718 and 8,599 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods September 30, 2024 and 2023, respectively.
Comparison Between the Quarters Ended September 30, 2024 and 2023 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, declined 6.1% year-over-year, driven by a 5.7% decrease in loaded miles as we lapped the acquisition of U.S. Xpress at the beginning of the quarter. The third quarter Adjusted Operating Ratio was 95.6% in an environment that remained challenging. On a sequential basis, the Adjusted Operating Ratio of our legacy trucking businesses improved 250 basis points over the second quarter, while stable margins at U.S. Xpress negatively impacted this segment's Adjusted Operating Ratio by 220 basis points for the quarter. Third quarter revenue per loaded mile, excluding fuel surcharge and intersegment transactions, was flat year-over-year and increased slightly over the second quarter. The sequential improvement in revenue per loaded mile was achieved through positive rate changes in bid awards and our spot activity which continues to be at a premium to our average contractual revenue per loaded mile.
Cost per mile improved 1.3% year-over-year as we continue to focus on what we can control. We are working diligently to improve our cost structure and equipment utilization to mitigate pressure on margins through this prolonged freight cycle while remaining disciplined on pricing and capacity commitments to position our business to respond when market conditions improve.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, was $3.3 billion, an increase of 14.9% year-over-year, reflecting a 7.1% decline in the legacy truckload business prior to the inclusion of U.S. Xpress. Adjusted Operating Ratio was 96.7%, largely driven by a 4.8% decrease in revenue per loaded mile, excluding fuel surcharge and intersegment transactions and a 1.3% increase in cost per mile, net of fuel surcharge recovery.
LTL Segment
Dothan, Alabama-based ACT and Bismarck, North Dakota-based MME, both acquired in 2021, and the LTL division of DHE, acquired in 2024, comprise our LTL segment. We provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. We primarily generate revenue by transporting freight for our customers through our core LTL services.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,			QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023		QTD 2023		YTD 2023
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$325,412	$284,168	$914,012	$806,577		14.5%		13.3%
Revenue, excluding fuel surcharge	$280,181	$239,984	$784,266	$682,491		16.7%		14.9%
GAAP: Operating income	$24,556	$32,275	$77,892	$89,095		(23.9%)		(12.6%)
Non-GAAP: Adjusted Operating Income [1]	$29,119	$36,195	$90,295	$100,855		(19.5%)		(10.5%)
GAAP: Operating ratio [2]	92.5%	88.6%	91.5%	89.0%	390	bps	250	bps
Non-GAAP: Adjusted Operating Ratio 1 2	89.6%	84.9%	88.5%	85.2%	470	bps	330	bps
LTL shipments per day [2]	21,907	19,712	20,397	18,771		11.1%		8.7%
LTL weight per shipment [2]	1,001	1,042	1,005	1,053		(3.9%)		(4.6%)
LTL average length of haul (miles) [2]	592	562	584	548		5.3%		6.6%
LTL revenue per shipment [2]	$202.20	$196.59	$201.56	$191.36		2.9%		5.3%
LTL revenue xFSC per shipment [2]	$173.83	$165.80	$172.67	$161.74		4.8%		6.8%
LTL revenue per hundredweight [2]	$20.21	$18.86	$20.05	$18.17		7.2%		10.3%
LTL revenue xFSC per hundredweight [2]	$17.37	$15.91	$17.18	$15.36		9.2%		11.8%
LTL average tractors 2 3	3,730	3,206	3,505	3,177		16.3%		10.3%
LTL average trailers 2 4	9,888	8,496	9,160	8,445		16.4%		8.5%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 615 and 609 tractors from ACT's and MME's dedicated and other businesses for the third quarter of 2024 and 2023, respectively. Our LTL tractor fleet includes 613 and 610 tractors from ACT's and MME's dedicated and other businesses for the year-to-date periods September 30, 2024 and 2023, respectively.
4Our LTL trailer fleet includes 843 and 777 trailers from ACT's and MME's dedicated and other businesses for the third quarter of 2024 and 2023, respectively. Our LTL trailer fleet includes 831 and 778 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods September 30, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2024 and 2023 — Our LTL segment grew revenue, excluding fuel surcharge, 16.7% as shipments per day increased 11.1% year-over-year. Our previously announced acquisition of DHE on July 30, 2024 contributed approximately 7.5% to each of these improvements and added the key Southwest markets of California, Arizona, and Nevada to our network. Revenue per hundredweight, excluding fuel surcharge, increased 9.2%, while revenue per shipment, excluding fuel surcharge, increased by 4.8%, reflecting a 3.9% decrease in weight per shipment. This segment produced an 89.6% Adjusted Operating Ratio during the third quarter, and Adjusted Operating Income decreased 19.5% year-over-year due to start-up costs and sub-scale operations at our recently opened facilities.
During the quarter, we opened 16 additional service centers following 18 openings in the first half of the year. We expect to open 4 more service centers by the end of 2024. Also, our DHE acquisition represents approximately 10% growth in both service centers and door count for our LTL network. Overall, our organic and inorganic expansion activities in 2024 should add nearly 1,500 doors, representing a 32.2% increase to our door count from the beginning of the year. We believe this meaningfully impacts the reach of our service offering and increases the density of our network. We believe the investments we are making in our network during 2024 bring opportunities to service additional freight and customers, though the associated set-up costs and initial operational inefficiencies are near-term headwinds to improving margins. Our focus for 2025 will be to have these locations continue to scale, particularly as they participate in the next bid cycle, to help drive growth and margin expansion in the business. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The LTL segment produced an 88.5% Adjusted Operating Ratio during the year-to-date period ending September 30, 2024, as revenue, excluding fuel surcharge, increased 14.9%. Adjusted Operating Income decreased 10.5% due to severe winter weather experienced during the first quarter of 2024 and start-up costs and early stage operations at our recently opened facilities. Average shipments per day increased 8.7%. Revenue per hundredweight, excluding fuel surcharge, increased 11.8%, while revenue per shipment, excluding fuel surcharge, increased 6.8%, reflecting a 4.6% decrease in weight per shipment.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$143,581	$159,489	$402,010	$417,715	(10.0%)		(3.8%)
Revenue, excluding intersegment transactions	$143,581	$158,601	$402,010	$413,160	(9.5%)		(2.7%)
GAAP: Operating income	$6,684	$10,364	$13,916	$32,750	(35.5%)		(57.5%)
Non-GAAP: Adjusted Operating Income 1 2	$7,848	$10,699	$17,408	$33,753	(26.6%)		(48.4%)
Revenue per load - Brokerage only [2]	$1,898	$1,671	$1,828	$1,680	13.6%		8.8%
Gross margin percentage - Brokerage only [2]	17.8%	18.0%	17.5%	19.0%	(20	bps)	(150	bps)
GAAP: Operating ratio [2]	95.3%	93.5%	96.5%	92.2%	180	bps	430	bps
Non-GAAP: Adjusted Operating Ratio 1 2	94.5%	93.3%	95.7%	91.8%	120	bps	390	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The Logistics segment Adjusted Operating Ratio was 94.5%, with a gross margin of 17.8% in the third quarter of 2024. Logistics load count was down 21.1% year-over-year as we lapped the acquisition of the U.S. Xpress logistics business at the beginning of the quarter, though load count improved 5.5% over the second quarter. Revenue per load increased year-over-year by 13.6% in the third quarter. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The Logistics segment Adjusted Operating Ratio was 95.7%, with a gross margin of 17.5% in the year-to-date period ending September 30, 2024, down from 19.0% in the same period of the prior year. Logistics load count decreased 11.5%, reflecting the inclusion of U.S. Xpress logistics volumes. Revenue per load increased by 8.8% year-over-year, largely driven by the inclusion of U.S. Xpress logistics in the current period, as it has a different business mix.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Quarter Ended September 30,	Year-to-Date September 30,	QTD 2024 vs.	YTD 2024 vs.
2024	2023	2024	2023	QTD 2023	YTD 2023
(Dollars in thousands, except per load data)	Increase (Decrease)
Total revenue	$102,679	$101,219	$288,192	$316,118	1.4%	(8.8%)
GAAP: Operating loss	$(1,387)	$(4,524)	$(8,012)	$(6,054)	69.3%	(32.3%)
Average revenue per load [1]	$2,569	$2,714	$2,599	$2,889	(5.3%)	(10.0%)
GAAP: Operating ratio [1]	101.4%	104.5%	102.8%	101.9%	(310	bps)	90	bps
Load count	39,968	37,292	110,905	109,430	7.2%	1.3%
Average tractors [1] [2]	622	677	615	647	(8.1%)	(4.9%)
Average containers [1]	12,569	12,669	12,577	12,780	(0.8%)	(1.6%)
1    Defined under "Operating Statistics," above.
2    Includes 566 and 612 company-owned tractors for the third quarter of 2024 and 2023, respectively.
Includes 558 and 583 company-owned tractors for the year-to-date periods ended September 30, 2024 and 2023, respectively.
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The Intermodal segment improved its operating ratio to 101.4% while growing total revenue 1.4% year-over-year. This is the first year-over-year revenue increase in six quarters and was driven by a 7.2% increase in load count, partially offset by a 5.3% decline in revenue per load. We remain focused on growing our load count with disciplined pricing across a diverse group of customers.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The Intermodal segment operated with a 102.8% operating ratio, while total revenue decreased 8.8% year-over-year to $288.2 million. The drop in revenue was driven by a 10.0% decline in revenue per load, offset by a 1.3% increase in load count year-over-year.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$68,438	$119,677	$221,796	$391,773	(42.8%)	(43.4%)
Operating income (loss)	$6,211	$(5,420)	$(10,347)	$(28,089)	214.6%	63.2%
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The $6.2 million operating income within our All Other Segments is primarily driven by the warehousing and equipment leasing businesses. Revenue within our All Other Segments declined 42.8% year-over-year, largely as a result of winding down our third-party insurance program, which ceased operation at the end of the first quarter of 2024.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Revenue declined 43.4% year-over-year, largely as a result of winding down our third-party insurance program, ultimately ceasing operations at the end of the first quarter. The $10.3 million operating loss within our All Other Segments is primarily driven by the $17.1 million operating loss in our third-party insurance business.

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
Note: The reported results do not include U.S. Xpress' operating results prior to its acquisition by the Company on July 1, 2023 in accordance with the accounting treatment applicable to the transaction. The reported results do not include the LTL operations of DHE prior to its acquisition by the Company on July 30, 2024 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's current and prior periods may not be meaningful.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$726,358	$710,543	$2,111,143	$1,780,522	2.2%		18.6%
% of total revenue	38.7%	35.2%	38.1%	34.2%	350	bps	390	bps
% of revenue, excluding truckload and LTL fuel surcharge	43.2%	40.0%	42.8%	38.6%	320	bps	420	bps
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
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The $15.8 million increase in consolidated salaries, wages, and benefits for the third quarter of 2024, as compared to the third quarter of 2023, is primarily due to a $24.6 million increase in LTL wages as a result of service center expansion, the DHE Acquisition, and labor to support increased shipment count from expansion efforts. This was partially offset by a $12.8 million decrease in Truckload driver mileage pay primarily due to the 5.7% decrease in loaded miles.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $330.6 million increase in consolidated salaries, wages, and benefits for the year-to-date period ended September 30, 2024, as compared to the year-to-date period ended September 30, 2023, includes a $276.8 million increase from the results of U.S. Xpress and a $56.0 million increase in LTL wages as a result of shipment count growth facilitated by new service centers.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Fuel	$213,489	$272,376	$670,651	$628,435	(21.6%)		6.7%
% of total revenue	11.4%	13.5%	12.1%	12.1%	(210	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	12.7%	15.3%	13.6%	13.6%	(260	bps)	—	bps
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
Comparison Between Quarters Ended September 30, 2024 and 2023 — The $58.9 million decrease in consolidated fuel expense for the third quarter of 2024 is primarily driven by the 5.2% decrease in Truckload total miles and the decrease in the average weekly DOE fuel prices for the third quarter of 2024, as compared to the third quarter of 2023. Average weekly DOE fuel prices were $3.69 per gallon for the third quarter of 2024 and $4.27 per gallon for the third quarter of 2023.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $42.2 million increase in consolidated fuel expense for the year-to-date period ended September 30, 2024 includes a $95.1 million increase from the results of U.S. Xpress. The increase was partially offset by the decrease in the average weekly DOE fuel prices for the year-to-date period ended September 30, 2024, as compared to the year-to-date period ended September 30, 2023. Average weekly DOE fuel prices were $3.83 per gallon for the year-to-date period ended September 30, 2024 and $4.20 per gallon for the year-to-date period ended September 30, 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$142,418	$142,913	$415,302	$343,604	(0.3%)		20.9%
% of total revenue	7.6%	7.1%	7.5%	6.6%	50	bps	90	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.5%	8.1%	8.4%	7.4%	40	bps	100	bps
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
Comparison Between Quarters Ended September 30, 2024 and 2023 — Operations and maintenance expense remained relatively flat for the third quarter of 2024, as compared to the same period last year.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Operations and maintenance expense increased $71.7 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The increase for the year-to-date period ended September 30, 2024 includes $65.0 million increase from the results of U.S. Xpress.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$86,510	$148,865	$314,394	$424,210	(41.9%)		(25.9%)
% of total revenue	4.6%	7.4%	5.7%	8.1%	(280	bps)	(240	bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.1%	8.4%	6.4%	9.2%	(330	bps)	(280	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between Quarters Ended September 30, 2024 and 2023 — Consolidated insurance and claims expense decreased by $62.4 million for the third quarter of 2024, as compared to the same period last year primarily due to the Company exiting the third-party insurance business at the end of the first quarter of 2024.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Consolidated insurance and claims expense decreased by $109.8 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The decrease for the year-to-date period ended September 30, 2024 is primarily related to the Company exiting the third-party insurance business at the end of the first quarter of 2024. This was partially offset by an increase of $38.8 million from the results of U.S. Xpress and an increase of $12.5 million for the settlement of an auto liability claim from 2020.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$32,220	$30,506	$93,923	$84,728	5.6%		10.9%
% of total revenue	1.7%	1.5%	1.7%	1.6%	20	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	1.7%	1.9%	1.8%	20	bps	10	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Comparison Between Quarters Ended September 30, 2024 and 2023 — Operating taxes and licenses expenses increased by $1.7 million for the third quarter of 2024, as compared to the same period last year primarily as a result of expanding the LTL network. It remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Operating taxes and licenses expenses increased by $9.2 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The change includes a $7.9 million increase from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Communications	$8,411	$8,411	$24,208	$20,344	—%		19.0%
% of total revenue	0.4%	0.4%	0.4%	0.4%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.5%	0.5%	0.4%	—	bps	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Comparison Between Quarters Ended September 30, 2024 and 2023 — Communications expense remained flat for the third quarter of 2024, as compared to the same period last year.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Communications expense increased $3.9 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The change includes a $3.3 million increase from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$178,598	$176,613	$539,313	$488,960	1.1%		10.3%
% of total revenue	9.5%	8.7%	9.7%	9.4%	80	bps	30	bps
% of revenue, excluding truckload and LTL fuel surcharge	10.6%	9.9%	10.9%	10.6%	70	bps	30	bps
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
Comparison Between Quarters Ended September 30, 2024 and 2023 — Consolidated depreciation and amortization of property and equipment remained relatively flat for the third quarter of 2024, as compared to the same period last year.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Consolidated depreciation and amortization of property and equipment increased by $50.4 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The increase includes a $60.1 million increase from the results of U.S. Xpress, partially offset by a decrease in our legacy Truckload tractor depreciation due to a decrease in its tractor count. With the inclusion of U.S. Xpress, tractor count increased year-over-year.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2024.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$18,922	$18,907	$56,009	$51,595	0.1%		8.6%
% of total revenue	1.0%	0.9%	1.0%	1.0%	10	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.1%	1.1%	1.1%	—	bps	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$42,322	$50,401	$129,248	$81,542	(16.0%)		58.5%
% of total revenue	2.3%	2.5%	2.3%	1.6%	(20	bps)	70	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.5%	2.8%	2.6%	1.8%	(30	bps)	80	bps
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
Comparison Between Quarters Ended September 30, 2024 and 2023 — Consolidated rental expense decreased $8.1 million for the third quarter of 2024, as compared to the same period last year. The decrease is primarily related to an increase in our owned versus leased equipment.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Consolidated rental expense increased $47.7 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The increase is primarily related to the increase of $46.8 million from the results of U.S. Xpress. Additional increases relate to the incorporation of new facilities as we expand our LTL network and were partially offset by a decrease in the rental expense for revenue equipment.
We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2024.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$295,261	$330,683	$859,286	$869,671	(10.7%)		(1.2%)
% of total revenue	15.7%	16.4%	15.5%	16.7%	(70	bps)	(120	bps)
% of revenue, excluding truckload and LTL fuel surcharge	17.6%	18.6%	17.4%	18.8%	(100	bps)	(140	bps)
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
Comparison Between Quarters Ended September 30, 2024 and 2023 — Consolidated purchased transportation expense decreased $35.4 million for the third quarter of 2024, as compared to the same period last year. The decrease is primarily driven by the decrease in load volume within our logistics business.
Comparison Between Year-to-Date September 30, 2024 and 2023 — Consolidated purchased transportation expense decreased $10.4 million for the year-to-date period ended September 30, 2024, as compared to the same period last year. The decrease is primarily due to decreased load volume within our logistics business, partially offset by the increase of $143.1 million from the results of U.S. Xpress.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Impairments	$1,008	$—	$10,867	$—	100.0%	100.0%
In 2024, we incurred impairment charges associated with building improvements certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$49,739	$48,662	$156,018	$116,363	2.2%	34.1%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The $1.1 million increase in net consolidated miscellaneous operating expenses is primarily due to a $2.2 million decrease in gain on sales of equipment.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $39.7 million increase in net consolidated miscellaneous operating expenses is primarily due to the $18.9 million increase from the results of U.S. Xpress as well as a $22.9 million decrease in gain on sales of equipment.
Consolidated Other Expenses (Income)

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$44,398	$39,354	$126,116	$86,799	12.8%	45.3%
Other (income) expenses, net	(3,169)	(11,433)	(17,049)	(30,815)	(72.3%)	(44.7%)
Income tax expense (benefit)	14,137	(1,220)	22,253	53,474	1,258.8%	(58.4%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The increase in interest expense during the third quarter and the year-to-date period ended of 2024 was primarily due to higher debt balances related to the acquisitions of U.S. Xpress and DHE. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The $8.3 million decrease in other (income) expenses, net is primarily driven by a $12.1 million write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter. This was partially offset by an increase in the net gain recorded within our remaining portfolio of investments during the third quarter of 2024.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $13.8 million decrease in other (income) expenses, net is primarily driven by a $12.1 million write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter. The remaining decrease is a result of the net loss recorded within our remaining portfolio of investments during the year-to-date period ended September 30, 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Income tax expense (benefit) — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended September 30, 2024 and 2023 — The $15.4 million increase in consolidated income tax expense (benefit) was primarily due to the partial release in the third quarter of 2023 of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits. Our effective tax rate for the third quarter of 2024 was 32.0%, compared to (2.1)% for the third quarter of 2023.
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $31.2 million decrease in consolidated income tax expense (benefit) was primarily due to a reduction of pre-tax income which was partially offset by the partial release in the third quarter of 2023 of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits. This resulted in an effective tax rate of 32.2% for the year-to-date period ended September 30, 2024, and 19.1% for the year-to-date period ending September 30, 2023.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$30,464	$60,194	$48,129	$227,804
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	14,137	(1,220)	22,253	53,474
Income before income taxes attributable to Knight-Swift	44,601	58,974	70,382	281,278
Amortization of intangibles [1]	19,189	18,907	56,276	51,595
Impairments [2]	1,008	—	10,867	—
Legal accruals [3]	366	150	2,194	1,150
Transaction fees [4]	602	—	602	6,868
Other acquisition related expenses [5]	—	6,546	—	6,546
Severance expense [6]	—	3,699	7,219	5,151
Change in fair value of deferred earnout [7]	(859)	(859)	(859)	(3,359)
Loss on investment [8]	12,107	—	12,107	—
Adjusted income before income taxes	77,014	87,417	158,788	349,229
Provision for income tax expense at effective rate [9]	(22,567)	(20,255)	(45,192)	(84,958)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$54,447	$67,162	$113,596	$264,271

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP: Earnings per diluted share	$0.19	$0.37	$0.30	$1.41
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	0.09	(0.01)	0.14	0.33
Income before income taxes attributable to Knight-Swift	0.27	0.36	0.43	1.74
Amortization of intangibles [1]	0.12	0.12	0.35	0.32
Impairments [2]	0.01	—	0.07	—
Legal accruals [3]	—	—	0.01	0.01
Transaction fees [4]	—	—	—	0.04
Other acquisition related expenses [5]	—	0.04	—	0.04
Severance expense [6]	—	0.02	0.04	0.03
Change in fair value of deferred earnout [7]	(0.01)	(0.01)	(0.01)	(0.02)
Loss on investment [8]	0.07	—	0.07	—
Adjusted income before income taxes	0.47	0.54	0.98	2.16
Provision for income tax expense at effective rate [9]	(0.14)	(0.13)	(0.28)	(0.53)
Non-GAAP: Adjusted EPS	$0.34	$0.41	$0.70	$1.63

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, the U.S. Xpress Acquisition, and other acquisition, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE acquisition included within "Rental expense" in the condensed consolidated statements of comprehensive income. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding our acquisitions.
2    "Impairments" reflects the non-cash impairments of building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•Year-to-date 2024 legal expense reflects the increased estimated exposures for accrued legal matters based on recent settlement agreements.
•During the second and third quarters of 2023, legal expense reflects the increased estimated exposure for various accrued legal matters based on recent settlement agreements. First quarter 2023 legal expense reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.
4    "Transaction fees" reflects certain legal and professional fees associated with the July 1, 2023 and July 30, 2024 acquisitions of U.S. Xpress and DHE, respectively. The transaction fees are primarily included within "Miscellaneous operating expenses" and "Salaries, wages, and benefits" and with smaller amounts included in other line items in the condensed statements of comprehensive income.
5    "Other acquisition related expenses" represents one-time expenses associated with the U.S. Xpress acquisition, including certain severance expense, including the acceleration of stock compensation as well as other operating expenses. These are primarily included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
6    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
7    "Change in fair value of deferred earnout" reflects the expense for the change in fair value of a deferred earnout related to various acquisitions, which is recorded in "Miscellaneous operating expenses."
8    "Loss on investment" reflects the write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024.
9    For the third quarter of 2024, an adjusted effective tax rate of 29.3% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ended September 30, 2024, an adjusted effective tax rate of 28.5% was applied in our Adjusted EPS calculation to exclude certain discrete items.
For the third quarter and year-to-date of 2023, an effective tax rate of 23.2% and 24.3%, respectively was applied in our Adjusted EPS calculation to exclude the tax benefit from the partial release of the pre-acquisition allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,876,676	$2,019,936	$5,545,797	$5,209,847
Total operating expenses	(1,795,256)	(1,938,880)	(5,380,362)	(4,889,974)
Operating income	$81,420	$81,056	$165,435	$319,873
Operating ratio	95.7%	96.0%	97.0%	93.9%

Non-GAAP Presentation
Total revenue	$1,876,676	$2,019,936	$5,545,797	$5,209,847
Truckload and LTL fuel surcharge	(195,783)	(244,687)	(610,389)	(593,857)
Revenue, excluding truckload and LTL fuel surcharge	1,680,893	1,775,249	4,935,408	4,615,990

Total operating expenses	1,795,256	1,938,880	5,380,362	4,889,974
Adjusted for:
Truckload and LTL fuel surcharge	(195,783)	(244,687)	(610,389)	(593,857)
Amortization of intangibles [1]	(19,189)	(18,907)	(56,276)	(51,595)
Impairments [2]	(1,008)	—	(10,867)	—
Legal accruals [3]	(366)	(150)	(2,194)	(1,150)
Transaction fees [4]	(602)	—	(602)	(6,868)
Other acquisition related expenses [5]	—	(6,546)	—	(6,546)
Severance expense [6]	—	(3,699)	(7,219)	(5,151)
Change in fair value of deferred earnout [7]	859	859	859	3,359
Adjusted Operating Expenses	1,579,167	1,665,750	4,693,674	4,228,166
Adjusted Operating Income	$101,726	$109,499	$241,734	$387,824
Adjusted Operating Ratio	93.9%	93.8%	95.1%	91.6%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,258,156	$1,380,781	$3,785,408	$3,346,685
Total operating expenses	(1,212,800)	(1,332,420)	(3,693,422)	(3,114,514)
Operating income	$45,356	$48,361	$91,986	$232,171
Operating ratio	96.4%	96.5%	97.6%	93.1%

Non-GAAP Presentation
Total revenue	$1,258,156	$1,380,781	$3,785,408	$3,346,685
Fuel surcharge	(150,552)	(200,503)	(480,643)	(469,771)
Intersegment transactions	(143)	(300)	(463)	(1,583)
Revenue, excluding fuel surcharge and intersegment transactions	1,107,461	1,179,978	3,304,302	2,875,331

Total operating expenses	1,212,800	1,332,420	3,693,422	3,114,514
Adjusted for:
Fuel surcharge	(150,552)	(200,503)	(480,643)	(469,771)
Intersegment transactions	(143)	(300)	(463)	(1,583)
Amortization of intangibles [1]	(1,775)	(2,605)	(5,325)	(3,247)
Impairments [2]	(1,008)	—	(9,662)	—
Legal accruals [3]	(366)	—	(336)	—
Other acquisition related expenses [4]	—	(6,546)	—	(6,546)
Severance expense [5]	—	(2,636)	(1,466)	(2,636)
Adjusted Operating Expenses	1,058,956	1,119,830	3,195,527	2,630,731
Adjusted Operating Income	$48,505	$60,148	$108,775	$244,600
Adjusted Operating Ratio	95.6%	94.9%	96.7%	91.5%

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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$325,412	$284,168	$914,012	$806,577
Total operating expenses	(300,856)	(251,893)	(836,120)	(717,482)
Operating income	$24,556	$32,275	$77,892	$89,095
Operating ratio	92.5%	88.6%	91.5%	89.0%

Non-GAAP Presentation
Total revenue	$325,412	$284,168	$914,012	$806,577
Fuel surcharge	(45,231)	(44,184)	(129,746)	(124,086)
Revenue, excluding fuel surcharge	280,181	239,984	784,266	682,491

Total operating expenses	300,856	251,893	836,120	717,482
Adjusted for:
Fuel surcharge	(45,231)	(44,184)	(129,746)	(124,086)
Amortization of intangibles [1]	(4,563)	(3,920)	(12,403)	(11,760)
Adjusted Operating Expenses	251,062	203,789	693,971	581,636
Adjusted Operating Income	$29,119	$36,195	$90,295	$100,855
Adjusted Operating Ratio	89.6%	84.9%	88.5%	85.2%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE acquisition.
Logistics Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$143,581	$159,489	$402,010	$417,715
Total operating expenses	(136,897)	(149,125)	(388,094)	(384,965)
Operating income	$6,684	$10,364	$13,916	$32,750
Operating ratio	95.3%	93.5%	96.5%	92.2%

Non-GAAP Presentation
Total revenue	$143,581	$159,489	$402,010	$417,715
Intersegment transactions	—	(888)	—	(4,555)
Revenue, excluding intersegment transactions	143,581	158,601	402,010	413,160

Total operating expenses	136,897	149,125	388,094	384,965
Adjusted for:
Intersegment transactions	—	(888)	—	(4,555)
Amortization of intangibles [1]	(1,164)	(335)	(3,492)	(1,003)
Adjusted Operating Expenses	135,733	147,902	384,602	379,407
Adjusted Operating Income	$7,848	$10,699	$17,408	$33,753
Adjusted Operating Ratio	94.5%	93.3%	95.7%	91.8%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$102,679	$101,219	$288,192	$316,118
Total operating expenses	(104,066)	(105,743)	(296,204)	(322,172)
Operating loss	$(1,387)	$(4,524)	$(8,012)	$(6,054)
Operating ratio	101.4%	104.5%	102.8%	101.9%

Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date September 30, 2024

GAAP: Cash flows from operations	$524,741
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	183,589
Purchases of property and equipment	(592,081)
Non-GAAP: Free Cash Flow	$116,249

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2024
(In thousands)
Cash and cash equivalents, excluding restricted cash	$166,348
Availability under 2021 Revolver, due September 2026 [1]	854,899
Availability under 2023 RSA, due October 2025 [2]	6,033
Total unrestricted liquidity	$1,027,280
Cash and cash equivalents – restricted [3]	154,564
Total liquidity, including restricted cash	$1,181,844

1    As of September 30, 2024, we had $227.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.1 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $854.9 million available under the 2021 Revolver.
2    Based on eligible receivables at September 30, 2024, our borrowing base for the 2023 RSA was $492.4 million, while outstanding borrowings were $459.2 million, along with $27.2 million in outstanding letters of credit, leaving $6.0 million available under the 2023 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2023 RSA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $150.9 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $3.7 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $525.0 – $575.0 million for full-year 2024. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of September 30, 2024, we had debt, accounts receivable securitization, and finance lease obligations of $2.9 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2023 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2023 RSA is reduced accordingly. As of September 30, 2024, we also had outstanding letters of credit of $248.0 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of September 30, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working Capital
We had a working capital surplus of $8.1 million as of September 30, 2024 and a working capital deficit of $116.3 million as of December 31, 2023. The change in our working capital is primarily attributed to the 2024 Amendment which extended the maturity related to the 2021 Term Loan A-2 from September 2024 to September 2026.
Material Debt Agreements
As of September 30, 2024, we had $2.9 billion in material debt obligations at the following carrying values:
•$349.0 million: 2021 Term Loan A-2, due September 2026, net of $1.0 million in deferred loan costs
•$789.3 million: 2021 Term Loan A-3, due September 2026, net of $0.7 million in deferred loan costs
•$249.4 million: 2023 Term Loan, due September 2026, net of $0.6 million in deferred loan costs
•$458.9 million: 2023 RSA outstanding borrowings, net of $0.3 million in deferred loan costs
•$609.8 million: Finance lease obligations
•$227.0 million: 2021 Revolver, due September 2026
•$219.5 million: Revenue equipment installment notes
•$23.7 million: Other, net of approximately $13,000 in deferred loan costs
As of December 31, 2023, we had $2.7 billion in material debt obligations at the following carrying values:
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
•$279.3 million: Revenue equipment installment notes
•$33.6 million: Other, net of $22,000 in deferred loan costs

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2024	2023
	(In thousands)
Net cash provided by operating activities	$524,741	$873,502	$(348,761)
Net cash used in investing activities	(619,020)	(1,088,030)	469,010
Net cash (used in) provided by financing activities	(54,495)	286,090	(340,585)

Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $348.8 million decrease in net cash provided by operating activities included a $154.4 million decrease in operating income for year-to-date September 30, 2024, a $161.1 million cash payment for a commutation agreement to transfer certain outstanding insurance reserves to a third party, and a $46.3 million increase in cash paid for interest. This was partially offset by a $28.1 million decrease in cash paid for income taxes. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2024 and 2023 — The $469.0 million decrease in net cash used in investing activities was primarily due to a $230.0 million decrease in net cash capital expenditures and a $272.8 million decrease in cash used on acquisitions.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2024 and 2023 — Net cash used in financing activities increased by $340.6 million, primarily due to a $133.5 million increase in repayments on our finance leases and long-term debt, $100.0 million decrease in proceeds from our long-term debt, and $97.0 million decrease in net proceeds from our 2021 Revolver.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2023 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.6% as of September 30, 2024) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2024, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $20.9 million.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to $3.69 for the third quarter of 2024 from an average of $4.27 in the third quarter of 2023. The weekly average diesel price per gallon decreased to $3.83 for year-to-date September 30, 2024 from an average price of $4.20 for year-to-date September 30, 2023. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2024, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2023 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
July 1, 2024 to July 31, 2024	—	$—	—	$200,041
August 1, 2024 to August 31, 2024	—	$—	—	$200,041
September 1, 2024 to September 30, 2024	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended September 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

10.1*
First Amendment to Credit Agreement, dated as of August 6, 2024, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent and PNC Bank National Association and Wells Fargo Bank, National Association as Lenders and Co-Syndication Agents
Filed herewith

31.1
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	October 30, 2024	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	October 30, 2024	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant