Form 10-K
period 2024-12-31
Knight-Swift Transportation Holdings Inc.
filed 2025-02-20
CIK 1492691

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2024, the aggregate market value of our common stock held by non-affiliates was $7,964,037,120, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 161,975,633 shares of the registrant's common stock outstanding as of February 17, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2024 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2024 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's second amended and restated 2014 Omnibus Incentive Plan
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, as amended
2021 Prudential Notes	The unsecured Second Amended and Restated Note Purchase and Private Shelf Agreement, entered into on September 3, 2021, maturing October 2023 through January 2028
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
ACT	AAA Cooper Transportation
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
ASC	Accounting Standards Codification Topic (or subtopic)
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
CODM	Chief operating decision maker
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
DOT	United States Department of Transportation
ELD	Electronic Logging Device
Eleos	Eleos Technologies, LLC
Embark	Embark Technology Inc. and its related entities
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
FASB	United States Financial Accounting Standards Board

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2024 ANNUAL REPORT ON FORM 10-K

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
In this Annual Report, forward-looking statements include statements we make concerning:
•our ability to gain market share and adapt to market and industry conditions, the ability of our infrastructure to support future growth, future market position, and the ability, desire, and effects of expanding our service offerings (including expansion of our LTL network), whether we grow organically or through potential acquisitions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "estimates," "projects," "anticipates," "plans," "address," "intends," "hopes," "strategy," "objective," "mission," "continue," "maintain," "ongoing," "outlook," "potential," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and other complementary services. Our objective is to operate our business with industry-leading margins, continued organic growth and growth through acquisitions while providing safe, high-quality, cost-effective solutions for our customers. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating one of the country's largest truckload fleets, Knight-Swift also contracts with third-party carriers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors.
During 2024, we covered 1.8 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $7.4 billion and consolidated operating income of $243.4 million. During 2024, the Truckload segment operated an average of 22,791 tractors (comprised of 20,644 company tractors and 2,147 independent contractor tractors) and 92,831 trailers. Our LTL segment operated an average of 3,569 tractors and 9,564 trailers. Additionally, the Intermodal segment operated an average of 615 tractors and 12,572 intermodal containers. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal.
We have historically grown through a combination of organic growth and through mergers and acquisitions (discussed below). Mergers and acquisitions have enhanced our business and service offerings with additional terminals, driving associates, revenue equipment, and customer relationships. Our multiple service offerings, capabilities, and transportation modes enable us to transport, or arrange transportation for, general commodities for our diversified customer base throughout the US and Mexico using our equipment, information technology, and qualified driving associates and non-driver employees. We are committed to providing our customers with a wide range of full truckload, LTL, logistics, and intermodal services and continuing to invest in developing a range of solutions for our customers across multiple service offerings and transportation modes. Our overall objective is to provide full truckload, LTL, logistics, and intermodal services that, when combined, lead the industry in margin and growth, while providing efficient and cost-effective solutions for our customers.

Business Combinations and Investments
We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have continuously expanded the reach of our network, the depth of our capacity, and our service offerings through organic growth, as well as through the acquisition of twenty-five companies.
See Note 1 and Note 4 in Part II, Item 8 in this Annual Report, for more information regarding the 2017 Merger and our recent acquisitions. See Note 5 in Part II, Item 8 in this Annual Report, regarding our partnership agreements with Transportation Resource Partners and our other equity investments in transportation-related companies.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Industry and Competition
The trucking industry has two primary types of motor carriers: full truckload and LTL. Full truckload carriers represent the largest part of the transportation supply chain for most retail and manufactured goods in North America and typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. By contrast, LTL carriers typically transport multiple shipments from multiple customers in the same trailer (or container). LTL shipments are then sent through a network of service centers where they may be conveyed to other trailers with nearby destinations. Generally, the full truckload industry is compensated based on miles, or length of haul, whereas the LTL industry is compensated based on freight density, weight, and length of haul. Overall, the US transportation and logistics industry is large, fragmented, and highly competitive. We compete with thousands of full truckload carriers, most of whom operate significantly smaller fleets than we do, as well as a number of national, regional, and inter-regional LTL carriers. Our trucking segments compete with other motor carriers for the services of driving associates, independent contractors, and management and other employees. To a lesser extent, our intermodal and logistics businesses compete with railroads, LTL carriers, logistics providers, and other transportation companies. Our logistics businesses compete with other logistics companies for the services of third-party capacity providers and management employees.
Our industry has recently encountered the following major economic cycles:

Period	Economic Cycle
2017 — 2019	Strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

2020 — 2021	The COVID-19 pandemic led to a new source of volatility throughout the global market in 2020. Economic activities were significantly curtailed across the nation at the onset of 2020, but began to resume in the second half of the year. Accordingly, demand in the freight market was weak in the beginning of the year and gradually strengthened in the second half of the year. The 2020 freight environment was disrupted, with unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing throughout the year. The COVID-19 pandemic continued to be a source of volatility throughout the global market in 2021 creating supply chain disruptions, increased demand for many products, tight transportation capacity and congestion at ocean ports and rail terminals.

2022 — 2024	Some momentum from 2021 continued into the first quarter of 2022, but the remainder of 2022 and beyond was characterized by uncertainty in the broader economy based on continuing responses to the COVID-19 pandemic abroad, conflicts overseas, a shift in consumer spending from goods toward services, and significant inflationary pressures on equipment, fuel, maintenance, labor, and other cost items. Overall consumer demand moderated and shippers worked through inventory overhangs as we experienced ongoing congestion at ports and labor challenges in the rail industry. Capacity, particularly smaller carriers, exited the market, primarily due to diminished non-contract opportunities and meaningfully higher operating costs, leading to a declining used equipment market and a volatile insurance market. These factors culminated in muted peak seasons with fewer spot and project opportunities. The freight environment in 2024 saw a stabilization in demand and pricing trends while carrier capacity continued to exit. These factors allowed for seasonal patterns of demand to reemerge, some levels of holiday season project activity to return, and an improvement in spot market rates late in the year.
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
•uncertainty in the economic environment, including inflation, interest rates, and changing supply chain and consumer spending patterns;
•driver shortages;

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•increased insurance costs as significant verdicts and settlement amounts for accident claims impact the industry;
•significant and rapid fluctuations in fuel prices and availability, including in connection with the conflicts in Ukraine and the Middle East; and
•increased prices for new revenue equipment, design changes of new engines, advancements in technology of revenue equipment, and volatility in the used equipment sales market.

Our Competitive Strengths
As a provider of multiple transportation solutions, including one of North America's largest truckload fleets, we believe that our principal competitive strengths are our regional presence, service quality, operating efficiency, cost control, technological enhancements in our revenue equipment and supporting back-office functions, and our diverse offerings that allow us to provide multiple transportation services and configuration of equipment that satisfies customers' needs.

Regional Truckload and LTL Presence
We believe that regional truckload operations, which expanded with the 2017 Merger and our recent acquisitions of U.S. Xpress and other companies, combined with our LTL capabilities through our acquisitions of ACT, MME, and DHE, offer several advantages, including:
• obtaining greater freight volumes,
• achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles,
• enhancing our ability to recruit and train qualified driving associates,
• enhancing safety and driving associate development and retention,
• enhancing our ability to provide a high level of service and consistent capacity to our customers,
• enhancing accountability for performance and growth,
• furthering our full truckload capabilities to provide various shipping solutions to our customers,
• expanding our LTL network,
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Using Technology that Enhances Our Business
We purchase and deploy technology that we believe will allow us to operate more safely, securely, and efficiently. Substantially all of our company-owned tractors are equipped with in-cab communication devices that enable us to communicate with our driving associates, obtain load position updates, manage our fleets, and provide our customers with freight visibility, as well as with ELDs that automatically record our driving associates' hours-of-service. The significant majority of our trailers are equipped with trailer-tracking technology that allows us to better manage our trailers. We have purchased and developed software for our logistics businesses that provides greater visibility of the capacity of our third-party providers and enhances our ability to provide our customers with solutions that offer a superior level of service. We have automated many of our back-office functions, and we continue to invest in technology that we expect will allow us to better serve our customers and improve overall efficiency.

Diverse Service Offerings with Multiple Transportation Solutions
With the addition of LTL services in 2021, we have further expanded our service capabilities while diversifying our revenue streams. We believe our diversified mix and scope of full truckload, LTL, logistics and intermodal services, combined with our value-added service offerings, allows us to provide our customers with one source to meet their shipping and logistics needs, and represents a significant advantage over most of our competitors. We continue to invest toward developing a range of solutions for our customers across multiple service offerings and transportation modes to continue to provide efficient and cost-effective solutions for our customers.

Our Mission and Company Strategy
Our mission is to operate full truckload, LTL, logistics, intermodal and related businesses that are industry-leading in both margin and growth, while providing cost-effective solutions for our customers. Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers, as well as our ability to leverage efficiencies and best practices across our brands. We evaluate growth opportunities based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Segment Operating Strategies
Truckload Segment
Our operating strategy for our Truckload segment is to achieve a high level of asset utilization within a highly disciplined operating system, while maintaining strict controls over our cost structure. We hope to achieve these goals by primarily operating in high-density, predictable freight lanes and attempting to develop and expand our customer base around each of our terminals by providing multiple truckload services for each customer. We believe this operating strategy allows us to take advantage of the large amount of freight transported in the markets we serve. Our terminals enable us to better serve our customers and work more closely with our driving associates. We operate a premium modern fleet that we believe appeals to driving associates and customers, reduces maintenance expenses and driving associate and equipment downtime, and enhances our fuel and other operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Most recently, we have expanded our Truckload operations with the addition of U.S. Xpress in 2023.

LTL Segment	Our LTL segment was established in 2021 by the ACT and MME acquisitions and expanded with the DHE Acquisition in 2024. We further added 47 service centers through organic expansion, of which 37 of these service centers were added in 2024, as we seek to expand our LTL network to provide nationwide in-house coverage. The strategy for our LTL segment is to leverage our existing super-regional brand network, which already provides regional service transit speed and efficiency while concurrently offering national coverage as we complete our objective of forty-eight contiguous state coverage. Our LTL regional brand network operates on a shared single LTL enterprise operating and financial system for end-to-end visibility, continuity, and scale. Significant investment is needed to establish and maintain a network of LTL service centers. The substantial fixed costs and capital expenditures required for LTL carriers make it challenging for new entrants or small operators to effectively compete with established carriers. We plan to grow the LTL segment through organic growth and acquisitions and believe a national expansion effort will provide enhanced value to our customers. Our business strategy includes the continuous evaluation of yield management from each customer's commodity mix and shipping volume in their corresponding lanes. Additionally, a key component of our strategy is our focused effort with respect to improving utilization of our people, technology, and other resources to maximize operational efficiency while ensuring our customers' freight is delivered safely and timely.

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

Improving asset productivity
We focus on improving the revenue generated from our tractors and trailers without compromising safety. We anticipate that we can accomplish this objective through increased miles driven and rate per mile in our Truckload businesses. In our LTL business, our primary focus is increasing density, realizing efficiencies from connecting our ACT, MME, and DHE networks, and obtaining appropriate yield, measured by revenue per hundredweight.

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-five companies including our most recent U.S. Xpress Acquisition and DHE Acquisition.

Expanding existing Truckload terminals and LTL door count
Historically, a substantial portion of our Truckload revenue growth has been generated by our expansion into new geographic regions through the opening of additional terminals. Although we continue to seek opportunities to further increase our Truckload business in this manner, our primary focus is on developing and expanding our existing terminals by strengthening our customer relationships, recruiting qualified driving associates and non-driver employees, adding new customers, and expanding the range of transportation and logistics solutions offered from these terminals. With our acquisitions of ACT, MME, and DHE we have created a super-regional LTL footprint and continue to seek opportunities to expand our door count and expand network coverage.

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

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing transportation and logistics solutions that are responsive to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to supply chain solutions for our customers. At December 31, 2024, we had a sales staff of approximately 200 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and ability to accommodate a variety of customer needs, while providing consistent capacity and financial strength and stability.
Customers
Our customers are typically large corporations in the retail (including discount, general merchandise, and online retail), food and beverage, consumer products, paper products, transportation and logistics, housing and building, automotive, and manufacturing industries. Many of our customers have extensive operations, geographically distributed locations, and diverse shipping needs.

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
A majority of our terminals are linked to our corporate information technology systems at our brand headquarters. The capabilities of this system and its software enhance our operating efficiency by providing cost-effective access to detailed information concerning equipment location and availability, drivers' hours of service, shipment tracking, on-time delivery status, and other specific customer requirements. The system also enables us to respond promptly and accurately to customer requests and assists us in optimally matching available equipment with customer loads. Additionally, our customers can track shipments and obtain copies of shipping documents via our website. We also provide electronic data interchange services to customers desiring these services.
We believe our fleet capacity, terminal network, customer service and suite of services offer a competitive advantage for major shippers, particularly in times of rising freight volumes when shippers must quickly access capacity across multiple facilities and regions.
We strive to maintain a diversified customer base. Services provided to our largest customer generated 12.6% and 11.2% of total revenue in 2024 and 2023, respectively. Revenue generated by our largest customer is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2024 or 2023.
Our top customers drive a substantial portion of our total revenue, as follows:
•In 2024, our top 25, top 10, and top 5 customers accounted for 47.2%, 33.6%, and 24.1% of our total revenue, respectively.
•In 2023, our top 25, top 10, and top 5 customers accounted for 45.3%, 31.5%, and 22.7% of our total revenue, respectively.

Revenue Equipment
We operate a modern fleet of company tractors intended to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2024, we obtained our revenue equipment through a combination of cash purchases and finance leases. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
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
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2025 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Human Capital
Employees
The strength of our company is our people, working together with common goals. As of December 31, 2024, our full-time employee headcount was comprised of:

Company driving associates (including driver trainees)	25,100
Technicians and other equipment maintenance personnel	1,500
Corporate and terminal leadership and support personnel	8,700
Total	35,300

As of December 31, 2024, we had approximately 1,700 Trans-Mex driving associates in Mexico that were represented by a union.
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
Succession Planning and Talent Management
We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain business operations. We understand the potential costs and risks of bringing in an outside executive officer and that businesses are often, but not always, more successful in promoting internal candidates. Accordingly, the Board makes an effort to identify potential successors for those positions long in advance of any potential positional vacancies, perform skills gap analyses for those internal candidates, and provide training and exposure on those gap areas to those candidates in order to develop better potential successors. The Board is primarily responsible for succession planning for the CEO, but also participates in succession planning discussions for other executive officer positions. We believe that our culture, compensation structure, long-term equity program, and robust training and development program provide motivation for talented leaders to remain with the Company.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Independent Contractors
In addition to our employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2024, independent contractors comprised 8.2% of our total fleet, as measured by average tractor count.

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
We insure certain casualty risks through our wholly-owned captive insurance subsidiaries, Mohave and Red Rock. Mohave and Red Rock provide reinsurance associated with a share of our automobile liability risk. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides reinsurance to third-party insurance companies who provide insurance coverage for independent contractors, as well as affiliated carriers through the first quarter of 2024.
Based on results of operations of this business, including the continued unfavorable development of insurance reserves, the Company ceased all third-party insurance operations and canceled any remaining policies as of March 31, 2024.
Please refer to Note 10 in Part II, Item 8 of this Annual Report for more information about our insurance policies, self-insurance retention limits, and the third-party insurance carrier business.

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our Truckload and LTL fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2024, we purchased 13.5% of our fuel in bulk at our locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to truck stops when fuel prices at such stops are more affordable than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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
In 2019, the California Phase 2 Standards, which generally align with the federal Phase 2 Standards (the "Phase 2 Standards," discussed in further detail below), with some minor additional requirements, became final.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The Advanced Clean Trucks ("ACT") regulation became effective in 2021, requiring original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy-duty tractors starting with model year 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with several already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rule making process to that effect. In January 2024, the Advanced Clean Fleets ("ACF") regulation became effective, also aimed at transitioning to zero emission vehicles. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. However, given legal challenges to the ACF and a lack of public support for environmental regulation from the current administration, ARB withdrew its request for the EPA to provide a waiver of certain federal regulations necessary for ARB to impose the environmental restrictions and mandates in the ACF that are more stringent than federal law, which effectively tabled the ACF. If ARB seeks to adopt and implement the ACF in the future, it could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.
The periodic testing portion of California’s Clean Truck Check (as a part of ARB's Clean Truck program), known as Phase 3 of the Clean Truck Check, began in July 2024. Under Phase 3, heavy duty vehicles are subject to periodic emissions testing and annual compliance fees, increasing our operating costs and related expenses.
Additionally, in October 2023, California enacted two bills into law, Senate Bill 253 ("SB 253") and Senate Bill 261 ("SB 261"), which could require certain companies doing business in California to disclose greenhouse gas ("GHG") emissions and climate-related financial risks, with reporting beginning in 2026. SB 253 requires companies that exceed $1 billion in annual revenue and that do business in California to publicly disclose their GHG emissions, while SB 261 requires companies doing business in California and earning annual revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks on or before January 2026. Further legislation was enacted in 2024, delaying effectiveness of the final regulations under SB 253 until July 2025, and permitting subsidiaries of reporting companies to file on a consolidated basis with their parent companies. These laws are currently facing legal challenges, which could result in delays or modifications to the laws. Additional reporting requirements will likely result in increased compliance costs.
EPA and NHTSA — The EPA and the National Highway Traffic Safety Administration ("NHTSA") have begun taking coordinated steps in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency at a national level.
Originally, the rule was written so that tractors and certain trailer types would be subject to the Phase 2 Standards beginning with model-years 2018 and 2021 respectively, increasing in and phasing in completely by model-year 2027. This rule would have marked the first time federal mandates would have been applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective in December 2016. However, implementation of the Phase 2 Standards as they relate to trailers was successfully challenged in the US Court of Appeals for the District of Columbia. As a result, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2024 complied with the emission and fuel consumption reductions required by the Phase 2 Standards.
Even though the trailer provisions of the Phase 2 Standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 Standards.
In 2022, the EPA adopted a final rule that established new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy-duty emissions by almost 50% from 2022 levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a three part plan focusing on greenhouse gas emissions, which is commonly referred to as the "Cleaner Trucks Initiative," or the "Clean Trucks Plan." In April 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles, known as "Phase 3," to the EPA's GHG program. A final rule with respect to the Phase 3 regulations was issued in March 2024 and establishes new GHG emission standards for heavy-duty motor vehicles which are phased-in starting with model year 2027 and increasing in stringency annually through model year 2032.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Moving Ahead for Progress in the 21st Century Bill
Commercial Driver's License Drug and Alcohol Clearinghouse — There is a national Drug and Alcohol Clearinghouse, a database containing information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. Currently, the Company is required to (1) report drug and alcohol violations to the Clearinghouse; (2) query the Clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a commercial motor vehicle ("CMV"); and (3) query the Clearinghouse for each currently employed driver annually. In November 2024, a new rule referred to by the FMCSA as "Clearinghouse II," a program which relates to drivers with drug and alcohol violations, took effect. Under Clearinghouse II, a driver with a drug or alcohol violation resulting in a "Prohibited" status in the Clearinghouse may not operate a CMV and must complete the FMCSA's return-to-duty education, treatment, and testing prior to regaining CMV driving privileges. With Clearinghouse II now in effect, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is expected that the rule may exacerbate the already existing shortage of drivers.
In 2020, the Department of Health and Human Services ("DHHS") announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in prior court cases. In 2022, an industry group known as the Trucking Alliance, of which the Company is a member, sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until DHHS finalizes these guidelines, which have been delayed by DHHS until May 2025. Additionally, in 2022 the DOT issued a notice of proposed rule making that would include oral fluid testing as an alternative to urine testing for purposes of the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In June 2023, a final rule became effective amending the DOT’s drug testing program to include oral fluid testing; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any changes to drug testing programs may reduce the number of available drivers. We currently perform hair follicle testing and will continue to monitor any developments in this area. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. Currently, fentanyl testing is expected to be added to the urine panel beginning as soon as July 2025.
Entry-Level Driver Training — Effective in 2022, the FMCSA established minimum training standards (the "ELDT Regulations") which unified curriculum to be followed and completed by certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed curriculum of theory and behind-the-wheel instruction prior to taking the skills test. Training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We are also required to comply with this rule in the course of operating our driving schools.
Brokerage Operations — In January 2024, the FMCSA implemented more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them modifying regulations in five areas: (1) assets readily available, (2) immediate suspension of broker/freight forwarder operating authority, (3) surety or trust responsibilities, (4) enforcement authority, and (5) entities eligible to serve as BMC-85 trustees. Among other changes, the rule allows brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The rule also stipulates that "available financial security" falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Compliance with this final rule has been pushed back until January 2026. Implementation and compliance with these changes may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses. Additionally, in October 2024, the FMCSA published a notice of proposed rulemaking relating to brokerage operations which, among other things, proposes to increase transparency and the maintenance of recordkeeping procedures. It is uncertain what changes, if any, will result from the notice of proposed rulemaking.
Infrastructure Investment and Jobs Act
Among other things, the Infrastructure Investment and Jobs Act ("IIJA"), signed into in 2021, created an apprenticeship program for drivers ages 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The FMCSA announced the establishment of this apprenticeship program in 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program ("SDAP"), is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The SDAP is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. If not renewed, the SDAP is currently set to conclude in November 2025. In May 2023, the DRIVE Safe Integrity Act of 2023 was introduced, which supports participation in the SDAP and would permit 18- to 20-year-olds to operate across state lines if data from the SDAP does not indicate such drivers are less safe than current CMV drivers. Whether this legislation will ultimately become law is uncertain. It remains unclear whether any regulatory changes will stem from the apprenticeship program.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. In recent years, the FMCSA has made changes to the hours-of-service rules that provide greater flexibility to drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these hours-of-service rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability. Future rulemaking relating to ELDs may occur in the future, which may affect our ELD technology, compliance, and compliance efforts.
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
CSA — In December 2010, the FMCSA introduced CSA, an enforcement and compliance model that ranks carriers on seven categories of safety-related data. The seven categories of safety-related data, currently include Unsafe Driving, Hours-of-Service Compliance, Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Hazardous Materials Compliance, and Crash Indicator (such categories known as "BASICs"). Carriers are grouped by category with other carriers that have a similar number of safety events (i.e., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold.
Certain CSA scores were initially published and made available to the general public. However, in 2015, as part of the Fixing America's Surface Transportation ("FAST") Act, Congress mandated that the FMCSA remove all CSA scores from public view until a more comprehensive study regarding the effectiveness of CSA improving truck safety could be completed. For more information about proposed changes to the CSA program, please refer to the "Safety Fitness Determination" section, below. The FMCSA has been conducting a study on the causation of crashes, expanding on its previous Large Truck Crash Causation Study, known as the Crash Causal Factors Program ("CCFP"). Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks, and the Phase 1 final report is expected in 2029. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.
In 2020 the FMCSA announced permanent effectiveness of a pilot program that does not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program ("CPDP"). The CPDP expanded the types of eligible crashes, modified the Safety Measurement System ("SMS") to exclude crashes with not preventable determinations from the prioritization algorithm and noted the not preventable determinations in the Pre-Employment Screening Program.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Safety Fitness Determination — In February 2023, the FMCSA published a notice of proposed changes to its SMS methodology, including the BASIC categories. In August 2023, the FMCSA announced in an advanced notice of proposed rulemaking and request for comments that it was interested in developing a new methodology to determine whether a carrier is fit to operate CMVs. Additionally, the US Government Accountability Office made a suggestion in 2023 to the FMCSA to make complaint data public. In November 2024, the FMCSA published a notice announcing a revised SMS methodology implementing certain changes proposed in the February 2023 notice, including, among other changes, (i) rebranding BASICs as "Compliance Categories" and revising certain categories, (ii) consolidating existing road violations into simplified and distinct violation groups and simplifying the scale used to measure the severity of violations, (iii) adjusting intervention thresholds, and (iv) revising the SMS methodology to focus more heavily on recent violations. Whether this revised SMS methodology will take effect is uncertain, however, any change which results in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in September 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review, which are in relation to such requests through the agency’s DataQs system. The proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes.
Equipment Developments
In 2021, legislation was reintroduced into the US House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle's speed to no more than 65 miles per hour. Whether this legislation will ultimately become law is uncertain. The FMCSA issued a notice of intent announcing its intention to propose a rule during 2023 which will require certain commercial vehicles to be equipped with speed limiters; however, no final rule was proposed. It is now expected that the DOT will issue a rule sometime in May 2025. While we electronically govern the speed of substantially all of our company tractors and require our independent contractors to comply with the Company's speed policy, such legislation could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
In 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in February 2023 the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards. In March 2024, the FMCSA began proof-of-concept testing to determine whether the technology required for electronic identification systems is sufficient and the information and data being provided is secure, reliable, and useful for the FMCSA.
In February 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems ("ADS") and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment closed in March 2023, and it remains to be seen, what, if any, final rules will result therefrom.
The FMCSA, in conjunction with the NHTSA, have announced their intention to propose a rule for performance standards and maintenance requirements for automatic emergency braking on heavy trucks. In June 2023, the FMCSA and NHTSA issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in April 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new heavy-duty trucks. Public comment on the FMCSA and NHTSA joint proposed rule and the NHTSA notice of proposed rulemaking closed in 2023, and, while a final rule with respect to automatic braking is expected to be issued in 2025, it remains to be seen, what, if any, final rules will stem therefrom.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Food Safety Modernization Act of 2011 ("FSMA")
In 2016, the Food and Drug Administration ("FDA") published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the FSMA. This rule sets forth requirements related to among other things, equipment used to transport food, measures taken during such transportation, personnel training, and record retention. We believe we have been in compliance with these requirements since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA, or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.
As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In 2020, the FDA released its "New Era of Smarter Food Safety" blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, generally requiring persons who manufacture, process, pack, or hold foods on the FDA's "Food Traceability List" to maintain detailed records of key data elements for critical tracking events in a manner that can be provided to the FDA within 24 hours of request. It is still unclear what impact of the Food Traceability Rule will have on the Company and others in the industry, but further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.
Legislation Regarding Independent Contractors
Tax and other regulatory authorities, as well as independent contractors themselves, have sought in the past to assert that independent contractors in the trucking industry are employees rather than independent contractors. Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are also found to have violated employees' overtime or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the US House of Representatives and received by the US Senate in 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the US House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In January 2024, the Department of Labor published a final rule regarding independent contractor classification, which took effect in 2024. The final rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal are classified under six factors, including: (1) opportunity for profit and loss depending on managerial skill; (2) investments by the worker and the principal; (3) degree of permanence of the relationship; (4) nature and degree of control; (5) extent to which worker is integral to the principal’s business; and (6) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor. Additionally, federal legislators have sought to:
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
In 2019, California enacted A.B. 5 ("AB5"), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged "ABC Test" must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:
•the worker is free from control and direction in the performance of services;
•the worker is performing work outside the usual course of the business of the hiring company;
•the worker is customarily engaged in an independently established trade, occupation, or business.
How AB5 will be enforced is still to be determined. While it was set to go into effect in January 2020, it was subject to various court proceedings, and ultimately AB5 was retroactively placed into law as of January 2020, with the ABC Test being applied in certain circumstances retroactively to April 2018. Litigation surrounding the matter continues, and it remains unclear whether such challenges will be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.
Wage and Hour Legislation
In 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In 2021, the Ninth Circuit Court of Appeals upheld the FMCSA’s determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we are subject to an uneven patchwork of wage and hour laws throughout the US. If federal legislation is not passed preempting state and local wage and hour laws, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance costs, increased driver turnover, decreased efficiency, and amplified legal exposure.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Other Regulation
Recently, the Trump administration issued a memorandum directing federal departments and agencies to freeze regulatory actions. In particular, the memorandum prohibited new rules from being proposed or issued until such rules are reviewed and approved by heads of departments or agencies appointed under the Trump administration. Rules previously sent to the Federal Register but not already published are also to be withdrawn to permit additional review and permission to proceed. Additionally, existing rules could be delayed for up to 60 days to allow for additional review, including the assessment of their impacts, and to allow for public comments.
Inflation Reduction Act
The Inflation Reduction Act of 2022 contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other US tax laws may have an adverse impact on our business and profitability. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.
Infrastructure Spending
In November 2022, Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. More recently, the DOT has provided funding to increase parking in certain heavily congested areas of Nevada, Ohio, and Wisconsin, and Congressional leaders have included a provision in the House funding bill introduced in June 2024 to allocate $200 million for truck parking projects. Industry groups are generally in favor of additional funding to improve parking infrastructure as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.
Brokerage Liability
Recently, federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In June 2022, the US Supreme Court declined to review a Ninth Circuit Court of Appeals decision holding that broker liability is not preempted by federal regulation, which would expose freight brokers to a patchwork of state regulations across the United States. In April 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act ("FAAAA") expressly preempted such personal liability claims against a broker, and subsequently in July 2023, the Seventh Circuit Court of Appeals provided a supporting decision holding that the plaintiff’s claim was preempted by the FAAAA. The US Supreme Court declined to review the issue, and is uncertain how long the current circuit split will continue and whether the US Supreme Court will decide to review similar cases in the future. If additional circuit courts, or the US Supreme Court, adopt the Ninth Circuit view that freight broker liability is not preempted by federal regulation, it could lead to a patchwork of regulations across the United States and also result in primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.
SHIP IT Act
In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the US House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. A similar bill, the Truck Parking Safety Improvement Act, was introduced into the Senate in March of 2023

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
and if enacted as proposed, would dedicate $755 million in funding over the next three years to expand access to truck parking and rest areas for commercial drivers. It remains unclear whether such acts will ultimately become law, however, and what changes they may undergo prior to finalization.
Truck Leasing Task Force
In February 2023, the Secretary of Transportation announced the creation of the Truck Leasing Task Force ("TLTF"). The TLTF is a committee tasked with evaluating lease agreements in the industry and their effects on industry participants, including independent contractors. In January 2025, the TLTF provided a report to Congress and the Secretaries of Transportation and Labor recommending Congress ban truck lease-purchase programs where motor carriers have control over the work, compensation, and debts of the driver-lessee. It is unclear what, if any, actions will be taken as a result of the report; however, any future laws or regulations stemming from the TLTF could disrupt the Company’s leasing practices and cause materially adverse effects on our operations and financial position.

Available Information
Our investor site, http://investor.knight-swift.com, includes our annual reports on Form 10-K with accompanying XBRL documents, quarterly reports on Form 10-Q with accompanying XBRL documents, current reports on Form 8-K with accompanying XBRL documents, and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge as soon as reasonably practicable once the material is electronically filed or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Our risks are grouped into the following risk categories:
Strategic	Operational	Compliance	Financial
*Industry and Competition	*Company Growth	*Trucking Industry Regulation	*Capital Requirements
*Market Changes	*Customers	*Internal Controls	*Debt
*Macroeconomic Changes	*Vendors and Suppliers	*Environmental Regulation	*Goodwill and Intangibles
*International Operations	*Insurance	*Labor Regulation	*Investments
*Mergers and Acquisitions	*Employees and Contractors	*ESG	*Taxation
	*Systems and Cybersecurity		*Dividend Policy
*Public Health
*Climate Change

Strategic Risk
Our business is subject to economic, credit, business, and regulatory factors that are largely beyond our control, any of which could have a materially adverse effect on our results of operations.
The full truckload, LTL, intermodal, and brokerage industries are highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. In the pursuit of our goal of building a nationwide in-house LTL network, there can be no assurance that we will be able to successfully add new markets or terminals, or whether such markets and terminals will be profitable. Expansion of our LTL network could disrupt our existing operations, distract management as they seek to improve operations from the expansion, incur additional costs as we work to make new locations operational, and increase the risks associated with our LTL operations if such expansion is detrimental to our profitability, service levels, or operations.
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
We cannot predict future economic conditions, fuel price fluctuations, cost increases, revenue equipment resale values, or how consumer confidence, macroeconomic conditions, or production capabilities, could be affected by armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against or from a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs. In addition, the Trump administration has stated its intention to impose new or increased tariff rates on imported goods from a number of countries, including China, Canada, Mexico, and the EU. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign government may result in decreased shipping volumes, increased equipment and fuel costs, and could have an adverse impact on our revenues and results of operations.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•some of our customers operate their own private trucking fleets and they may decide to transport more of their own freight;
•competition from non-asset-based and other logistics and freight brokerage companies, or LTL providers with a nationwide network, may adversely affect our customer relationships and freight rates;
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
We are subject to risk with respect to higher prices for new equipment for our full truckload and LTL operations. We have experienced an increase in prices for new tractors and trailers in recent periods, and the resale value of the tractors and trailers has not increased to the same extent. Increased regulation has increased the cost of our new tractors and could impair equipment productivity, in some cases, resulting in lower fuel mileage, and increasing our operating expenses. Future use of autonomous and alternative fuel tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. We expect equipment prices to continue to rise for the foreseeable future.
Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Lower output from manufacturers could have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer manufacturers have experienced periodic shortages of certain components and supplies, particularly during the COVID-19 pandemic, including semiconductor chips, forcing some manufacturers to curtail or suspend their production, which led to a lower supply of tractors and trailers and higher prices. An inability to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, the length of our trade cycle, and driver retention.
We have certain revenue equipment leases and financing arrangements with balloon payments at the end of the lease term similar to the residual value we are contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If we do not purchase new equipment that triggers the trade-back obligation, or the equipment manufacturers do not pay the contracted value at the end of the lease term, we could be exposed to losses if and to the extent the balloon payment owed to the lease or finance company exceeds the proceeds from selling the equipment on the open market.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics, tariffs, and other market factors. Fuel is subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. While we use a fuel surcharge program to recapture a portion of the increases in fuel prices it does not protect us against the full effect of increases in fuel prices. Because our fuel surcharge recovery lags behind changes in fuel prices our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Our results of operations would be negatively affected and more volatile to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Any widespread or long-term shortage or rationing of diesel fuel could materially and adversely affect our results of operations.
Global conflicts could adversely impact our business and financial results.
Although we do not have any direct operations in Russia, Belarus, Ukraine, the Middle East, China, or Taiwan, we may be affected by the broader consequences of such conflicts or their expansion to other areas or countries or similar conflicts elsewhere, such as increased inflation, supply chain issues, including shortages of new revenue equipment, access to parts for our revenue equipment, embargoes, tariffs, geopolitical shift, access to or increased prices for diesel fuel, higher energy prices, potential retaliatory action by foreign governments, including cyber-attacks, and the extent of an armed conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.
We are subject to certain risks arising from doing business in Mexico.
We have operations in Mexico, which subjects us to general international business risks, including:
•foreign currency fluctuation;
•changes in Mexico's economic strength;
•disruptions related to port of entry restrictions;
•difficulties in enforcing contractual obligations and intellectual property rights;
•burdens of complying with a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the US Foreign Corrupt Practices Act;
•changes in trade agreements, US-Mexico trade relations, or the imposition of tariffs on imports from Mexico and related retaliatory tariffs that may be imposed by the Mexican government;
•theft or vandalism of our revenue equipment; and
•social, political, and economic instability.
We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.
Historically, acquisitions have been a part of our growth strategy. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we do not make any future acquisitions, our growth rate could be materially and adversely affected. Any future acquisitions we undertake could involve issuing dilutive equity securities or incurring indebtedness, the terms of which may be less favorable to us than anticipated. In addition, acquisitions (including our recent acquisition of U.S. Xpress and DHE) involve numerous risks, any of which could have a materially adverse effect on our business and results of operations, including:
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
There is no assurance that in the future, our business will grow substantially or without volatility, nor can we assure you that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Our operating margins may be adversely affected by future changes in and expansion of our business or by changes in economic conditions and we may not be able to sustain or improve our profitability in the future.
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
•insurance and claims may exceed our past experience or estimations; and
•we may be unable to recruit and retain qualified personnel and management with requisite experience or knowledge of developing service offerings.
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
Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase if we expand our intermodal services. In certain markets, rail service is limited to a few railroads or even a single railroad. Intermodal providers have experienced poor service from providers of rail-based services in the past. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads could reduce their services in the future for various reasons, which may include work stoppages, insufficient network capacity, adverse weather conditions, accidents, or other factors, which could increase the cost of the rail-based services we provide, could create cargo claims, and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services.
Our intermodal operations have been negatively impacted by labor difficulties in recent periods. Although labor challenges in the rail industry have softened, the future threat or occurrence of a work stoppage, strike, or other labor disruption among rail employees could significantly reduce or even halt operating capacity of our intermodal operations, which could have a materially adverse effect on our business, financial condition, and results of operations. Furthermore, price increases could result in higher costs to us, which we may be unable to pass on to our customers and could result in the reduction or elimination of our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.
Our logistics operations are dependent upon the services of third-party capacity providers, including other truckload and LTL capacity providers. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight full truckload and LTL capacity. Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less. If we are unable to secure the services of these third parties, or if we become subject to increases in the prices we must pay to secure such services, and we are not able to obtain corresponding customer rate increases, our business, financial condition, and results of operations may be materially adversely affected.
Insurance and claims expenses could significantly reduce our earnings.
Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure, or insure through our captive insurance companies, a significant portion of our claims exposure. For a detailed discussion of our self-insurance programs, including self-insurance retention limits, please refer to Note 10 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report. Higher self-insured retention levels may increase the impact of auto liability occurrences on our results of operations. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, and claims may ultimately prove to be more severe than our estimates. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, ultimate results may differ materially from our estimates, which could result in losses over our reserved amounts and could materially adversely affect our financial condition and results of operations.
Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our self-insured amounts. Furthermore, insurance carriers have raised premiums for many businesses, including transportation companies.
In addition, rising healthcare costs could negatively impact financial results or force us to make changes to existing benefit programs, which could negatively impact our ability to attract and retain employees.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Insuring risk through our captive insurance companies could adversely impact our operations.
We insure certain affiliated risks through our captive insurance company, Mohave, and through our risk retention group, Red Rock. Additionally, Mohave provides reinsurance to third-party insurance companies who provide insurance coverage for independent contractors, as well as affiliated carriers through the first quarter of 2024. Based on results of operations of this business, including the continued unfavorable development of insurance reserves, the Company ceased all third-party insurance operations and canceled any remaining policies as of March 31, 2024.
Red Rock insures a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies' access to the reinsurance markets may be restricted or involve the retention of additional risk, which could expose us to volatility in claims expenses.
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
We are highly dependent upon the services of certain key employees and we believe their valuable knowledge about the transportation industry and relationships with our key customers and vendors would be difficult to replicate. We currently do not have employment agreements with our key employees, and the loss of any of their services or inadequate succession planning could negatively impact our operations and future profitability.
Difficulties attracting and retaining qualified driving associates or increases in driving associate compensation could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.
Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers could have a materially adverse effect on our growth and profitability. The truckload and LTL transportation industries are subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of contagious diseases and any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible driving associates. We believe our employee screening process, which includes background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Our leasing arrangements with independent contractors expose us to risks that we do not face with our company driving associates.
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
We have from time to time expanded our business lines into ancillary areas, such as support services provided to our customers and third-party carriers, including insurance coverage, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. We may incur significant costs in the development and refinement of these business lines, some of which may be outside of our core competency. In addition, the development and expansion of these areas may result in us incurring unanticipated costs to effectively support the new business lines, the potential for disruption to our core business, the distraction of management, the inability to effectively compete with competitors in the areas of our new lines of business, and the potential that we may need to discontinue operations or business lines and incur significant related costs. We cannot guarantee that these businesses or strategies will be successful and any of these businesses or strategies may not achieve the anticipated financial results and could have an adverse effect on volatility, our business, financial condition and operating results. We may decide to divest of business lines, which may involve significant challenges and risks, costs, and disruptions, and may result in ongoing financial or legal involvement in the divested business through indemnification, retained liabilities, or other financial arrangements, which could adversely affect our business, results of operations, and financial condition.
We are dependent on management information and communications systems and other information technology assets (including the data contained therein), and a significant systems disruption or failure in the foregoing, including those caused by cybersecurity breaches, whether internally or with third parties, could adversely affect our business.
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Our management information and communication systems are used in various aspects of our business, including accepting and planning loads, dispatching equipment and drivers, billing and collecting for our services, and producing financial statements. If any of our critical information or communications systems fail or become unavailable, it could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change. We and our service providers are also vulnerable to interruption by power loss, telecommunications failure, cyber-attacks, computer viruses, denial-of-service attacks on websites, terrorist attacks, internet failures, and other events beyond our control. More sophisticated and frequent cyber-attacks in recent years have increased security risks associated with information technology systems. The expansion of remote and flexible work arrangements, including those available to our employees, has introduced additional cybersecurity risks, including heightened exposure to phishing and social engineering attacks, potential unauthorized access to sensitive information due to remote access vulnerabilities, and increased compliance considerations. The use of personal devices and videoconferencing applications in remote work environments may further contribute to these risks, potentially increasing the exposure to data breaches or unauthorized disclosure of sensitive information. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations. Although we carry insurance to help protect us from losses due to an interruption of our systems, there is no

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
guarantee such an interruption will fall within the coverage limits of our insurance. Any such failure, inability to upgrade or update, disruption, or security breach (including cyberattacks) related to our systems and technological assets may also impact third-parties upon which we rely in our business, and could hinder our services or such third-parties, which could have a materially adverse effect on our business.
We receive and transmit confidential data in the normal course of business. Despite our implementation of safeguards, our information and communication systems are vulnerable to disruption, unauthorized access and viewing, misappropriation, altering, or deleting of information. A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage. Further, data privacy laws may result in increased liability and compliance and monitoring costs, which could have a material adverse effect on our financial performance and business operations.
In addition, the adoption of artificial intelligence ("AI") and other emerging technologies may become significant to operating results in the future, including in areas such as brokerage, pickup and delivery appointments, and other areas where automation is possible. While AI and other technologies may offer substantial benefits, they may also introduce additional risk, including those relating to errors or inaccuracies in work product developed through the use of AI and privacy, intellectual property, and legal and regulatory risks. If we are unable to successfully implement and utilize such emerging technologies as effectively and as quickly as competitors, our results of operation may be negatively affected.
The impact of climate change, weather, and other catastrophic events and seasonality could have a materially adverse effect on our infrastructure, results of operations and profitability or make our results of operations and profitability more volatile.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could cause loss or damage to our equipment or properties, deteriorate or destroy the infrastructure upon which we rely, increase the likelihood of accidents, disrupt fuel supplies, and/or increase our claim liabilities and our cost or ability to obtain insurance coverage, any of which could impair our operations and financial position. Operational impacts, such as the delay or difficult in delivering freight, could result in loss of revenue, decrease the demand for our services, and harm our reputation. In addition, certain warehouses and loading docks that we frequently utilize and certain of our terminals are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in additional costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our equipment and properties and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
"Seasonality" in Part I, Item 1 of this Annual Report, discusses in detail how seasonality could impact our operations.
The effects of a widespread outbreak of an illness or disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our workforce and/or adversely impact our business, results of operations, financial condition, and cash flows.
We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events, such as COVID-19. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce, our operations, and financial impacts, such as increased costs, tightening of credit markets, market volatility, equipment shortages, and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.
As the environmental laws and regulations to which we are subject become more stringent, and may become further restrictive given concerns over climate change, we may experience increased costs related to compliance, and if such laws and regulations take effect faster than we anticipate or are prepared for, we may experience difficulty complying. In addition, certain environmental laws and regulations may require us to disclose certain metrics or other data related to our operations that have historically been confidential, or impose additional environmental monitoring or reporting requirements. Failure to comply with these laws and regulations may result in fines or penalties, a decrease in productivity, and other constraints that could impair our financial and operational position and have a negative impact on our stock price and reputation. "Environmental Regulation" in Part I, Item 1 of this Annual Report, provides a discussion of the environmental laws and regulations applicable to our business and operations.
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
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors. Carriers such as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking to reclassify independent contractors that have engaged in such programs. We have been subject to litigation relating to such matters in the past and continue to be at risk moving forward. If the independent contractors we engage were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, insurance, discrimination, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Furthermore, if independent contractors were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins, would be eliminated. "Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of legislation regarding independent contractors.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We establish reserves based on our assessment of known legal matters and contingencies. New legal claims, or subsequent developments related to known claims, may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves. The cost to defend litigation may also be significant. Because of the potential expenses and uncertainties associated with litigation, we may from time to time settle disputes, even where we believe we have a meritorious position. Further, not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows, and our involvement in legal proceedings could negatively impact our business reputation and our relationship with our customers, suppliers, employees, and stockholders.
Changes to trade regulation, quotas, duties or tariffs, caused by the changing US and geopolitical environments or otherwise, may increase our costs and adversely affect our business.
Recently, the Trump administration has stated its intention to impose new or increased tariff rates on imported goods from a number of countries, including China, Canada, Mexico, and the E.U. The imposition of additional tariffs or quotas or changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment, limit the availability of new revenue equipment, or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have an adverse effect on our business.
Increasing attention on environmental, social, and governance (ESG) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Our implementation reporting on ESG matters present numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and diversity and inclusion. Failure to satisfy our stakeholders with regard to ESG matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price. Further, the Trump administration's initiatives surrounding ESG matters may be inconsistent with stakeholder positions on ESG matters, and we may experience conflicts between actual or proposed governmental regulations and stakeholder expectations, which could negatively impact investor sentiment or expose us to government investigation or enforcement actions.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Financial Risk
We have significant ongoing capital requirements that could affect our profitability if our capital investments do not match customer demand, we are unable to generate sufficient cash from operations, or we are unable to obtain financing on favorable terms.
Our full truckload and LTL operations are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts on capital annually. If anticipated demand differs materially from actual usage, our capital intensive full truckload and LTL operations may have too many or too few assets. Continued growth of our LTL network has increased and will continue to increase our capital requirements for real estate associated with LTL operations. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right-size our fleet. This could cause us to incur losses on such sales or require payments in connection with such turn-ins, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•increased interest rates that would affect our variable rate debt or our ability to utilize appropriate leverage in general;
•potential noncompliance with financial covenants, borrowing conditions, and other debt obligations (where applicable);
•lack of financing for working capital, capital expenditures, product development, debt service requirements, and general corporate or other purposes;
•limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy; and
•undertaking cost-saving measures that adversely impact our ability to grow and our long-term financial position.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As detailed in Note 13 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report, we must comply with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our primary credit facility, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross-defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could use any collateral granted to satisfy all or part of the debt owed to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
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
We have goodwill and indefinite-lived intangible assets on our balance sheet, which have increased since our U.S. Xpress and DHE acquisitions. Given our history of acquisitions and growth objectives, our goodwill and intangible assets could grow. We periodically evaluate our goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
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
Our effective tax rate may be adversely impacted by changes in tax laws in jurisdictions where we operate. President Trump has indicated a desire to amend the federal tax laws. Until any changes are passed into law we will not know if such changes, if any, will have a materially adverse effect on our financial results and financial position. At December 31, 2024, the Company has a deferred tax liability of $919.8 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were to change due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
We may change our dividend policy at any time.
We have historically paid quarterly dividends to holders of our common stock. Although we expect to continue to pay dividends to holders of our common stock, the declaration and amount of any future dividends is subject to approval of our Board and various risks and uncertainties, including, but not limited to, our cash flow and cash needs, compliance with applicable law, restrictions on the payment of dividends under existing or future financing arrangements, changes in tax laws relating to corporate dividends, and deterioration in our financial condition or results of operations. Accordingly, our dividend policy may change at any time without notice, and our Board may determine to terminate payment of dividends, or reduce the amount or frequency of dividend payments, and we may not pay dividends at our historical rates or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy
Risk Management Strategy
While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our cybersecurity strategy that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or delay our operations or systems; or otherwise cause harm to the Company, our customers, employees, vendors, or other key stakeholders.
Process — We use a multi-layered defensive cybersecurity strategy based on best practices to identify risks, protect technology assets, detect anomalies, respond to, and recover from cybersecurity incidents. Our processes to identify, assess, and manage material risks from cybersecurity threats includes the following:
•Identify - We identify risks from cybersecurity threats by first developing and maintaining an understanding of assets and systems essential to our operations and reputation, as well as assets and systems that could provide value to threat actors. Any attempt by a threat actor is considered a potential risk if a threat actor can use it to reduce the value of an asset, reduce our ability to utilize or otherwise access the value of an asset, or surreptitiously gain or increase their access to an asset or system which would result in decreased information security or a disruption in our operations.
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
We further monitor, test, assess, and update these processes, including working with technology partners, government agencies, regulators, law enforcement, industry groups, and peers to implement practices to guard against an evolving cyber threat environment and to ensure we remain compliant with relevant regulatory requirements. We offer cybersecurity training for corporate employees at headquarters and terminal locations, focusing on reducing human risk through anti-phishing and social engineering exercises. We also carry cybersecurity insurance that provides protection against potential losses arising from certain cybersecurity incidents as part of our cybersecurity risk mitigation strategy.
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
Incident Response
The Company has a dedicated cybersecurity incident response team, overseen by Cybersecurity Leadership, which is responsible for managing and coordinating the Company’s cybersecurity incident response plans and efforts. This team also collaborates closely with other teams in identifying, protecting from, detecting, responding to, and recovering from cybersecurity incidents. Cybersecurity incidents that meet certain thresholds are escalated to Cybersecurity Leadership and cross-functional teams on an as-needed basis for support and guidance. Additionally, this team tracks potentially material cybersecurity incidents to help identify and analyze them. The Company’s

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
cybersecurity incident response team partners with the Company’s internal cybersecurity teams as well as with external legal advisors, communication specialists, government agencies, regulators, law enforcement, vendors, and other key stakeholders as appropriate to respond to cybersecurity incidents. The Company maintains a cybersecurity incident response plan to prepare for and respond to cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management and the Board as appropriate. Additionally, the Company conducts at least one cybersecurity tabletop exercise on an annual basis, where members of a cross-functional team engage in a simulated cybersecurity incident scenario. This preparedness exercise is intended to provide training for the participants and to help the Company assess its processes and capabilities in addressing major cybersecurity incidents.
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
Risks from Material Cybersecurity Threats
As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the Company. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. Further, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Our business and operations could be materially and adversely impacted by cybersecurity incidents. For a detailed discussion of the Company’s cybersecurity related risks, refer to "Operational Risk" within Part I, Item 1A. Risk Factors of this Annual Report.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Nominating and Corporate Governance Committee — The Nominating and Corporate Governance Committee, which is comprised entirely of independent directors, reviews with management the Company's technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile both at its regularly scheduled meetings and, if appropriate, in real time. Cybersecurity Leadership, members of the cybersecurity team, or other advisors, as requested by the Nominating and Corporate Governance Committee, report at least quarterly on the Company's technology, data privacy, and cybersecurity strategies and risks. Cybersecurity topics are presented to the Nominating and Corporate Governance Committee on a quarterly basis and generally highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics. Reporting to the Nominating and Corporate Governance Committee is multi-format and includes both live presentations and memoranda. The Board believes that this regular cadence of reporting helps to provide the Nominating and Corporate Governance Committee with an informed understanding of the Company's dynamic cybersecurity program and threat landscape. The Nominating and Corporate Governance Committee further reviews with management the Company's business continuity and disaster recovery plans and capabilities, including our cybersecurity and business interruption insurance coverages, and the effectiveness of the Company's escalation procedures. Based on these management reports, the Nominating and Corporate Governance Committee may request follow-up data and presentations to address any specific concerns and recommendations. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated by management on an as needed basis to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may also escalate such issues to the full Board at any time.
Management's Role
The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by Cybersecurity Leadership who are actively involved in assessing and managing cybersecurity risks. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. The responsibilities and relevant experience of each of the Cybersecurity Leaders are listed below:
•The CIO provides leadership for the Company’s technology department, including responsibility for leading organization-wide cybersecurity strategy, policy, and processes. Our CIO has served in this role since June 2024 and has over 25 years of cybersecurity experience, including technology positions at the US Army, Accenture, Advance Auto Parts, Finishline Shoes, and PF Chang's.
•The VPIT, reporting to the CIO, is responsible for the assessment, oversight, and management of our enterprise-wide cybersecurity strategy and governance. Our VPIT has served in this role since 2020 and has significant relevant experience and professional certifications, including nearly 20 years of cybersecurity and infrastructure experience. The VPIT, along with our cybersecurity team, has guided the organization through building a multi-layer cybersecurity program.
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
Our Knight and Swift headquarters are both located in Phoenix, Arizona. Including Knight's former headquarters location, which was re-purposed as a regional operations facility, our headquarters cover approximately 200 acres, consisting of about 300,000 square feet of office space, 150,000 square feet of repair and maintenance facilities, a 20,000 square-foot driving associates' center and restaurant, an eight thousand square-foot recruiting and training center, a six thousand square-foot warehouse, a 300-space parking structure, as well as two truck wash and fueling facilities. Our U.S. Xpress headquarters located in Chattanooga, Tennessee, covers approximately 29.4 acres of land consisting of about 100,000 square feet of office space. Our ACT headquarters located in Dothan, Alabama, covers approximately 20 acres of land consisting of about 57,474 square feet of office space, a 2,364 square foot supply warehouse, 37,248 square feet of repair and maintenance facilities, 8,274 square feet of parts warehousing, and a 15,110 square foot loading dock.
We have over 300 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities. Given the fluidity of our operations, and to promote operational efficiency, our terminal properties are used by each of our Truckload, LTL, Logistics, Intermodal, and All Other Segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2024, our aggregate monthly rent for all leased properties was approximately $5.3 million with varying terms expiring through December 2053. We believe that substantially all of our property is in good condition and our facilities have sufficient capacity to meet our current needs.
The following listing shows our logos with our corresponding company descriptions, as the logos are used to depict brand representation by location in the accompanying table:

Logo	Brand	Reportable Segment(s)
	Knight	Truckload, Logistics
	Swift	Truckload, Logistics, Intermodal
	U.S. Xpress	Truckload, Logistics
	ACT	LTL
	MME	LTL
	Barr-Nunn Transportation LLC	Truckload
	Abilene Motor Express, LLC	Truckload
	DHE	LTL

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

		Owned/Leased
Location	Brand	Owned	Leased	Total
Alabama		6	2	8
Arizona		5	8	13
Arkansas		5	1	6
California		8	17	25
Colorado		2	3	5
Florida		15	4	19
Georgia		13	6	19
Idaho		3	3	6
Illinois		9	5	14
Indiana		7	2	9
Iowa		3	3	6
Kansas		3	3	6
Kentucky		2	2	4
Louisiana		6	1	7
Mexico		5	5	10
Michigan		2	1	3
Minnesota		2	2	4
Mississippi		7	1	8
Missouri		4	3	7
Montana		2	4	6
Nebraska		1	3	4
Nevada		5	3	8
New Jersey		1		1
New Mexico		1		1
New York		3	1	4
North Carolina		11	2	13
North Dakota		0	7	7
Ohio		6	3	9
Oklahoma		5	1	6
Oregon		2	3	5
Pennsylvania		3	2	5
South Carolina		7	3	10
South Dakota			3	3
Tennessee		13	1	14
Texas		24	13	37
Utah		3		3
Virginia		3	1	4
Washington		3	5	8
West Virginia		2		2
Wisconsin		3	4	7
Wyoming		1	5	6
Total Properties		206	136	342

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
We are party to certain lawsuits in the ordinary course of business. Information about our legal proceedings is included in Note 17 in Part II, Item 8 of this Annual Report and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock
Our common stock trades on the NYSE under the symbol "KNX". As of December 31, 2024, we had 161,896,124 shares of common stock outstanding. On February 17, 2025, there were 36 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.
See "Equity Plan Information" under Part III, Item 12 of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Dividend Policy
We have paid a quarterly cash dividend as Knight-Swift since December 2017.
Our most recent dividend was declared on February 12, 2025 for $0.18 per share of common stock and is scheduled to be paid in March 2025.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, is subject to the approval of our Board and will depend upon our financial condition, results of operations, cash flow and cash requirements, tax treatment, contractual restrictions, and compliance with applicable law, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
October 1, 2024 to October 31, 2024	—	$—	—	$200,041
November 1, 2024 to November 30, 2024	—	$—	—	$200,041
December 1, 2024 to December 31, 2024	—	$—	—	$200,041
Total as of December 31, 2024	—	$—	—	$200,041

1On April 25, 2022, we announced that the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 18 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2019 to December 31, 2024 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period. The graph assumes that the value of the investment in Knight-Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2019, and tracks it through December 31, 2024. The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Knight-Swift Transportation Holdings Inc.
NYSE Composite
NASDAQ Trucking & Transportation

	December 31,
	2019	2020	2021	2022	2023	2024
Knight-Swift Transportation Holdings Inc.	$100.00	$117.63	$172.72	$149.92	$166.56	$155.11
NYSE Composite	100.00	106.99	129.11	117.04	133.16	154.19
NASDAQ Trucking & Transportation	100.00	106.29	120.41	97.55	130.87	133.76

ITEM 6.	RESERVED

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and other complementary services. Our objective is to operate our business with industry-leading margins, continued organic growth, and growth through acquisitions while providing safe, high-quality, and cost-effective solutions for our customers. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating one of the country's largest truckload fleets, Knight-Swift also contracts with third-party carriers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal. Additionally, we have various other operating segments, included within our All Other Segments.
Key Financial Highlights
During 2024, consolidated total revenue was $7.4 billion, which is a 3.8% increase over 2023. Consolidated operating income was $243.4 million in 2024, reflecting a decrease of 28.0% from 2023. Consolidated net income attributable to Knight-Swift decreased by 45.8% from 2023 to $117.6 million.
•Truckload — 96.7% operating ratio during 2024, with a 9.4% increase in revenue, excluding fuel surcharge and intersegment transactions, compared to 2023.
•LTL — 92.9% operating ratio during 2024 with a 16.2% increase in revenue, excluding fuel surcharge.
•Logistics — 95.9% operating ratio during 2024. Load count reduced by 11.1%, leading to a 1.3% decrease in revenue, excluding intersegment transactions.
•Intermodal — 102.4% operating ratio during 2024. Load count improved by 3.5%, leading to a 10.0% decrease in operating loss.
•All Other Segments — Operating loss improved 76.5% to $26.2 million during 2024 compared to $111.6 million in 2023, largely as a result of winding down our third-party insurance program, ultimately ceasing operations at the end of the first quarter of 2024.
•Liquidity and Capital — During 2024, we generated $799.1 million in operating cash flows. Our Free Cash Flow1 was $233.8 million. We paid down $140.2 million in long-term debt, $134.8 million in finance lease liabilities, and $175.9 million on our operating lease liabilities. We obtained financing of $150.0 million in new long-term debt and $165.0 million from net borrowings on our revolving lines of credit. In 2024, we issued $104.2 million in dividends to our stockholders. Gain on sale of property and equipment decreased to $34.4 million in 2024, compared to $64.7 million in 2023.
We ended 2024 with $1.1 billion in unrestricted cash and cash equivalents and available liquidity and $7.1 billion of stockholders' equity. The face value of our debt, net of unrestricted cash ("Net Debt") was $2.7 billion at the end of 2024. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	2024	2023
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$7,410,078	$7,141,766
Revenue, excluding truckload and LTL fuel surcharge	$6,611,957	$6,308,169
Net income attributable to Knight-Swift	$117,626	$217,149
Earnings per diluted share	$0.73	$1.34
Operating ratio	96.7%	95.3%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$172,085	$278,739
Adjusted EPS [1]	$1.06	$1.72
Adjusted Operating Ratio [1]	94.7%	93.1%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	22,791	20,948
Average trailers [3]	92,831	87,865
LTL
Average tractors [4]	3,569	3,201
Average trailers [5]	9,564	8,482
Intermodal
Average tractors	615	639
Average containers	12,572	12,730
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.6 years and 2.5 years as of December 31, 2024 and 2023, respectively.
3Note that average trailers includes 8,985 and 8,724 trailers within our All Other Segment as of December 31, 2024 and 2023, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.4 years and 8.9 years as of December 31, 2024 and 2023, respectively.
4Our LTL tractor fleet had a weighted average age of 4.2 years and 4.4 years as of December 31, 2024 and 2023, respectively, and includes 619 and 611 tractors from ACT's and MME's dedicated and other businesses for 2024 and 2023, respectively.
5Our LTL trailer fleet had a weighted average age of 8.4 years and 8.6 years as of December 31, 2024 and 2023, respectively, and includes 876 and 723 trailers from ACT's and MME's dedicated and other businesses for 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Notes regarding presentation: A discussion of changes in our results of operations from 2022 to 2023 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report filed with the SEC on February 22, 2024.
In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2024 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.
Operating Results: 2024 Compared to 2023 — The $99.5 million decrease in net income attributable to Knight-Swift to $117.6 million in 2024 from $217.1 million in 2023, includes the following:
•Contributor — $129.6 million decrease in operating income within our Truckload segment, primarily due to a 7.6% decrease in average revenue per tractor, which includes the results of U.S. Xpress. Excluding U.S. Xpress, revenue, excluding fuel surcharge, per tractor increased 1.6% year-over-year.
•Contributor — $31.5 million decrease in operating income from our LTL segment as a result of increased costs related to expanding our LTL service area and a 4.1% decrease in weight per shipment.
•Contributor — $20.1 million decrease in operating income within our Logistics segment driven by a 11.1% decrease in load count.
•Contributor — $49.1 million increase in net interest expense primarily due to an increase in interest rates and increase in outstanding borrowings.
•Offset — $85.4 million decrease in operating loss within our All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
•Offset — $22.6 million increase in "Other income (expenses), net," primarily driven by a mark-to-market adjustment in 2024 related to certain purchase price obligations associated with the acquisition of U.S. Xpress.
•Offset — $21.8 million decrease in consolidated income tax expense, primarily due to a decrease in income before income taxes. This resulted in a 2024 effective tax rate of 22.1% and a 2023 effective tax rate of 20.3%.
•Offset — $1.0 million decrease in operating loss within our Intermodal segment driven by a 3.5% increase in load count.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments. Refer to Note 23 in Part II, Item 8 of this Annual Report for descriptions of our segments. Refer to Part I, Item 1, "Business – Our Mission and Company Strategy" of this Annual Report for discussion related to our segment operating strategies.
Consolidating Tables for Total Revenue and Operating Income

	2024		2023
Revenue:	(Dollars in thousands)
Truckload	$5,034,941	67.9%	$4,698,655	65.8%
LTL	$1,235,547	16.7%	$1,082,454	15.2%
Logistics	$570,001	7.7%	$582,250	8.2%
Intermodal	$387,232	5.2%	$410,549	5.7%
Subtotal	$7,227,721	97.5%	$6,773,908	94.9%
All Other Segments	$266,496	3.6%	$462,061	6.5%
Intersegment eliminations	$(84,139)	(1.1%)	$(94,203)	(1.4%)
Total revenue	$7,410,078	100.0%	$7,141,766	100.0%

	2024		2023
Operating income (loss):	(Dollars in thousands)
Truckload	$168,345	69.2%	$297,977	88.1%
LTL	$87,390	35.9%	$118,880	35.2%
Logistics	$23,312	9.6%	$43,418	12.8%
Intermodal	$(9,458)	(3.9%)	$(10,507)	(3.1%)
Subtotal	$269,589	110.8%	$449,768	133.0%
All Other Segments	$(26,201)	(10.8%)	$(111,615)	(33.0%)
Operating income	$243,388	100.0%	$338,153	100.0%

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
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with regional LTL transportation service through our growing network of approximately 170 facilities and a door count of approximately 6,060. Our LTL segment operates approximately 3,600 tractors and approximately 9,600 trailers, including equipment used for ACT's and MME's dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment by leveraging our fleet of approximately 93,000 trailers as of December 31, 2024.
•All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, warranty services, and insurance for independent contractors, as well as insurance for affiliated carriers through the first quarter of 2024. All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) divided by average tractor count
Average Length of Haul	Truckload, LTL	For our Truckload segment this is calculated as average miles traveled with loaded trailer cargo per order.
For our LTL segment this is calculated as average miles traveled from the origin service center to the destination service center.
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSC per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculated as total revenue divided by total weight (in pounds) times 100
Revenue xFSC per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, LTL, Intermodal	Average tractors in operation during the period, including company tractors and tractors provided by independent contractors
Average Trailers	Truckload, LTL	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin
Non-GAAP: Adjusted Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings, with approximately 16,300 irregular route tractors and approximately 6,500 dedicated route tractors in use during 2024. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, other specialized services, and through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	2024	2023	2024 vs. 2023
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$5,034,941	$4,698,655	7.2%
Revenue, excluding fuel surcharge and intersegment transactions	$4,408,612	$4,031,054	9.4%
GAAP: Operating income	$168,345	$297,977	(43.5%)
Non-GAAP: Adjusted Operating Income [1]	$194,744	$314,542	(38.1%)
Average revenue per tractor [2]	$193,436	$209,258	(7.6%)
GAAP: Operating ratio [2]	96.7%	93.7%	300	bps
Non-GAAP: Adjusted Operating Ratio 1 2	95.6%	92.2%	340	bps
Non-paid empty miles percentage [2]	14.0%	14.3%	(30	bps)
Average length of haul (miles) [2]	383	393	(2.5%)
Total miles per tractor [2]	81,563	85,233	(4.3%)
Average tractors 2 3	22,791	20,948	8.8%
Average trailers 2 4	92,831	87,865	5.7%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 20,644 and 18,821 company-owned tractors for 2024 and 2023, respectively.
4Average trailers includes 8,985 and 8,724 trailers from our All Other Segments for 2024 and 2023, respectively.
2024 Compared to 2023 — Our Truckload segment revenue, excluding fuel surcharge and intersegment transactions, increased 9.4 % year-over-year, driven by a 13.6% increase in loaded miles. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, declined 3.8% year-over-year. The 2024 Adjusted Operating Ratio increased 340 basis points year-over-year to 95.6%.
We believe our extensive trailer fleet, which has grown to approximately 93,000 trailers as of the end of 2024, positions us to provide valuable capacity, flexibility, and efficiency to our customers through our Truckload and Logistics segments. We are focused on disciplined pricing and capacity commitments that we expect will position our business to continue to respond as market conditions improve.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment
Our LTL segment provides regional direct service and serves our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. We primarily generate revenue by transporting freight for our customers through our core LTL services.
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

	2024	2023		2024 vs. 2023
	(Dollars in thousands, except per shipment and per hundredweight data)			Increase (decrease)
Total revenue	$1,235,547	$1,082,454		14.1%
Revenue, excluding fuel surcharge	$1,063,165	$914,568		16.2%
GAAP: Operating income	$87,390	$118,880		(26.5)%
Non-GAAP: Adjusted Operating Income [1]	$105,511	$134,560		(21.6)%
GAAP: Operating ratio [2]	92.9%	89.0%	390	bps
Non-GAAP: Adjusted Operating Ratio 1 2	90.1%	85.3%	480	bps
LTL shipments per day [2]	20,756	18,899		9.8%
LTL weight per shipment [2]	1,005	1,048		(4.1)%
LTL average length of haul (miles) [2]	589	553		6.5%
LTL revenue per shipment [2]	$202.67	$193.32		4.8%
LTL revenue xFSC per shipment [2]	$174.10	$163.10		6.7%
LTL revenue per hundredweight [2]	$20.17	$18.44		9.4%
LTL revenue xFSC per hundredweight [2]	$17.33	$15.56		11.4%
LTL average tractors 2 3	3,569	3,201		11.5%
LTL average trailers 2 4	9,564	8,482		12.8%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Includes 619 and 611 tractors from ACT's and MME's dedicated and other businesses for 2024 and 2023, respectively.
4Includes 876 and 723 trailers from ACT's and MME's dedicated and other businesses for 2024 and 2023, respectively.
2024 Compared to 2023 — Our LTL segment grew revenue, excluding fuel surcharge, 16.2% as shipments per day increased 9.8% year-over-year, which includes the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 11.4%, while revenue per shipment, excluding fuel surcharge, increased by 6.7%, reflecting a 4.1% decrease in weight per shipment. This segment produced a 90.1% Adjusted Operating Ratio in 2024, while Adjusted Operating Income decreased 21.6% year-over-year primarily due to start-up costs and early-stage operations at our recently opened facilities and costs related to the system integration of DHE, which was completed during the fourth quarter of 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

During 2024, we opened 37 additional service centers and added 14 more facilities through the DHE Acquisition in the third quarter. Overall, our organic and inorganic expansion activities in 2024 added approximately 1,430 doors, representing over 30% growth in our door count from the beginning of the year. We believe this meaningfully impacts the reach of our service offering and ultimately will increase the density of our network. We believe the investments in our network during 2024 bring opportunities to service additional freight and customers, though the associated set-up costs and initial operational inefficiencies are near-term headwinds to improving margins. Our focus for 2025 will be to grow shipment volumes at these locations, particularly as they participate in the bid cycle, which we expect will help drive both revenue and margin expansion in the business. While we currently anticipate that our pace of facility additions will slow in 2025, we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
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

	2024	2023	2024 vs. 2023
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$570,001	$582,250	(2.1%)
Revenue, excluding intersegment transactions	$570,001	$577,695	(1.3%)
GAAP: Operating income	$23,312	$43,418	(46.3%)
Non-GAAP: Adjusted Operating Income 1 2	$27,968	$45,031	(37.9%)
Revenue per load - Brokerage only [2]	$1,894	$1,724	9.9%
Gross margin percentage - Brokerage only [2]	17.5%	18.7%	(120	bps)
GAAP: Operating ratio [2]	95.9%	92.5%	340	bps
Non-GAAP: Adjusted Operating Ratio 1 2	95.1%	92.2%	290	bps
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics" above.
2024 Compared to 2023 — Logistics Adjusted Operating Ratio was 95.1%, with a gross margin of 17.5% in 2024, compared to 18.7% in 2023. Logistics load count, excluding U.S. Xpress, declined by 26.3% year-over-year. With the inclusion of U.S. Xpress logistics volumes, load count declined by 11.1% year-over-year. Revenue per load increased by 9.9% year-over-year, but was offset by increased purchase transportation costs. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.

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

	2024	2023		2024 vs. 2023
	(Dollars in thousands, except per load data)			Increase (decrease)
Total revenue	$387,232	$410,549		(5.7%)
GAAP: Operating loss	$(9,458)	$(10,507)		10.0%
Average revenue per load [1]	$2,590	$2,842		(8.9%)
GAAP: Operating ratio [1]	102.4%	102.6%	(20	bps)
Load count	149,512	144,471		3.5%
Average tractors [1] [2]	615	639		(3.8%)
Average containers [1]	12,572	12,730		(1.2%)
1Defined within "Operating Statistics" above.
2Includes 561 and 577 company-owned tractors for 2024 and 2023, respectively.
2024 Compared to 2023 — Intermodal operated with a 102.4% operating ratio in 2024. While load count increased year-over-year by 3.5%, total revenue decreased 5.7% year-over-year to $387.2 million as revenue per load declined 8.9%, resulting from soft demand and competitive truck capacity.
We remain focused on growing our load count with disciplined pricing across a diverse group of customers, although we expect future results will be impacted by the cost of alternative truck capacity.
All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, warranty services, and insurance for independent contractors, as well as insurance for affiliated carriers through the first quarter of 2024. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $46.7 million in annual amortization of intangibles related to the 2017 Merger and various acquisitions).

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Total revenue	$266,496	$462,061	(42.3%)
Operating income (loss)	$(26,201)	$(111,615)	76.5%
2024 Compared to 2023 — Revenue declined 42.3% year-over-year, largely as a result of winding down our third-party carrier insurance program in the first quarter of 2024. The $26.2 million operating loss within our All Other Segments is primarily driven by the intangible amortization during 2024. The operating loss within our All Other Segments improved from the prior year, which had included a $125.5 million operating loss for the third-party insurance business during 2023.

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

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$2,821,987	$2,479,759	13.8%
% of total revenue	38.1%	34.7%	340	bps
% of revenue, excluding truckload and LTL fuel surcharge	42.7%	39.3%	340	bps
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is a significant headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, technology, equipment, and terminals that improve the experience of driving associates. We expect labor costs (related to both driving associates and non-driver employees) to remain inflationary, which we expect will result in additional increases in pay and benefits expenses in the future, thereby increasing our salaries, wages, and benefits expense.
2024 Compared to 2023 — The increase in consolidated salaries, wages, and benefits includes a $263.6 million increase as a result of including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023 as well as an $87.0 million increase from LTL wages primarily due to the DHE Acquisition.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Fuel	$871,146	$878,407	(0.8%)
% of total revenue	11.8%	12.3%	(50	bps)
% of revenue, excluding truckload and LTL fuel surcharge	13.2%	13.9%	(70	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2024 Compared to 2023 — The decrease in consolidated fuel expense was primarily due to lower average weekly DOE fuel prices of $3.76 per gallon in 2024 compared to $4.20 per gallon in 2023, mostly offset by the increase in fuel expense as a result of including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$546,883	$473,491	15.5%
% of total revenue	7.4%	6.6%	80	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.3%	7.5%	80	bps
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are typically affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2025, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor fleet in the coming quarters, subject to availability of new revenue equipment, to maintain the average age of our equipment.
2024 Compared to 2023 — The increase in consolidated operations and maintenance expense includes a $57.5 million increase as a result of including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023 and a $10.0 million increase in maintenance primarily related to tractor and trailer tire expenses, excluding U.S. Xpress.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$415,652	$609,536	(31.8%)
% of total revenue	5.6%	8.5%	(290	bps)
% of revenue, excluding truckload and LTL fuel surcharge	6.3%	9.7%	(340	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in prior-year claims. In future periods, our higher self-insured retention limits and lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
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
2024 Compared to 2023 — Consolidated insurance and claims expense decreased primarily due to a $259.7 million decrease in insurance costs associated with the third-party insurance business, which we exited in the first quarter of 2024. This decrease was partially offset by an increase of $42.2 million in insurance and claims expense as a result of including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$127,505	$117,024	9.0%
% of total revenue	1.7%	1.6%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	1.9%	—	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2024 Compared to 2023 — The increase in consolidated operating taxes and licenses expense is primarily due to the inclusion of $7.5 million of operating taxes and licenses expense from including U.S Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Communications	$31,152	$29,661	5.0%
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.5%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2024 Compared to 2023 — The increase in consolidated communications expense is primarily due to the inclusion of $2.0 million of communications expense from including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$717,522	$664,962	7.9%
% of total revenue	9.7%	9.3%	40	bps
% of revenue, excluding truckload and LTL fuel surcharge	10.9%	10.5%	40	bps
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
2024 Compared to 2023 — The increase in consolidated depreciation and amortization of property and equipment includes a $65.7 million increase of expense as a result of including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023. This was partially offset by a decrease in tractor and trailer depreciation as a result of the decrease in the tractor and trailer counts for our legacy business, excluding U.S. Xpress.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$75,280	$70,138	7.3%
% of total revenue	1.0%	1.0%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.1%	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and other acquisitions. See Note 4 and Note 8 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2024 Compared to 2023 — The increase in consolidated amortization of intangibles for 2024 is primarily attributed to the U.S. Xpress and DHE acquisitions. See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our acquisitions.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Rental expense	$171,665	$130,269	31.8%
% of total revenue	2.3%	1.8%	50	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.6%	2.1%	50	bps
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
2024 Compared to 2023 — The increase in consolidated rental expense is primarily related to the inclusion of $38.0 million from including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023. Additional increases relate to the incorporation of new facilities as we expand our LTL network and were partially offset by a decrease in the rental expense for revenue equipment.

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$1,170,806	$1,190,836	(1.7%)
% of total revenue	15.8%	16.7%	(90	bps)
% of revenue, excluding truckload and LTL fuel surcharge	17.7%	18.9%	(120	bps)
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
2024 Compared to 2023 — The decrease in consolidated purchased transportation expense is primarily due to decreased load volume within our logistics business and lower miles driven by independent contractors, partially offset by $152.2 million of additional purchased transportation expense from including U.S. Xpress' full year expense in 2024 compared to its partial year expense in 2023 following the U.S. Xpress Acquisition in July 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Impairments	$19,012	$2,236	750.3%
2024 Compared to 2023 — In 2024, we incurred impairment charges related to building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments). In 2023, we incurred impairment charges related to certain revenue equipment held for sale (within the Truckload segment) and terminated software projects (recorded within our All Other Segments, specifically related to our third-party insurance business).

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$198,080	$157,294	25.9%
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, and other costs, net of gain on sales of equipment.
2024 Compared to 2023 — The increase in net consolidated miscellaneous operating expenses is primarily due to a $30.2 million decrease in gain on sales of property and equipment, as well as the inclusion of the full year expense of $14.4 million in 2024 compared to the partial year expense in 2023 from the results of U.S. Xpress.
Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses included in our consolidated statements of comprehensive income:

	2024	2023	2024 vs. 2023
	(Dollars in thousands)		Increase (decrease)
Interest income	$(16,556)	$(21,577)	(23.3%)
Interest expense	$171,158	$127,100	34.7%
Other income, net	$(60,260)	$(37,659)	60.0%
Income tax expense	$32,960	$54,768	(39.8%)
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2024 Compared to 2023 — The decrease in consolidated interest income is primarily due to the lower balances in our interest yielding cash accounts during 2024.
Interest expense — Interest expense is comprised of debt and finance lease interest expense, as well as amortization of deferred loan costs.
2024 Compared to 2023 — Consolidated interest expense increased due to an increase in interest rates during 2024 and an increase in the average debt balance. Additional details regarding our debt are discussed in Note 13 in Part II, Item 8 of this Annual Report.
Other income, net — Other income, net is primarily comprised of (gains) and losses from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
2024 Compared to 2023 — The increase in consolidated other income, net is primarily due to the $36.6 million benefit for the mark-to-market adjustment in 2024 related to certain purchase price obligations associated with the acquisition of U.S. Xpress, partially offset by a $12.1 million write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024.
See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our purchase price obligations in connection with the U.S. Xpress Acquistion.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Income tax expense — In addition to the discussion below, Note 11 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2024 Compared to 2023 — The decrease in consolidated income tax expense was primarily due to a reduction in pre-tax earnings in addition to tax benefits from mark-to-market adjustments and decreased state tax expense due to changes in rates. These were partially offset by a decrease in the release of valuation allowance, reductions in foreign currency benefits, and decreases in stock compensation deductions. As a result, the effective tax rate for 2024 was 22.1% as compared to the 2023 effective tax rate of 20.3%.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," "Adjusted Operating Income," "Adjusted Operating Expenses," "Adjusted Operating Ratio," and "Free Cash Flow," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Expenses and Adjusted Operating Ratio as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. Management and the Board use Free Cash Flow as a key measure of our liquidity. Free Cash Flow does not represent residual cash flow available for discretionary expenditures. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Expenses, Adjusted Operating Ratio, and Free Cash Flow are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating income, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
Pursuant to the requirements of Regulation G, the following tables reconcile GAAP consolidated net income attributable to Knight-Swift to non-GAAP consolidated Adjusted Net Income attributable to Knight-Swift, GAAP consolidated earnings per diluted share to non-GAAP consolidated Adjusted EPS, GAAP consolidated operating ratio to non-GAAP consolidated Adjusted Operating Ratio, GAAP reportable segment operating income to non-GAAP reportable segment Adjusted Operating Income, GAAP reportable segment operating expenses to non-GAAP segment Adjusted Operating Expenses, GAAP reportable segment operating ratio to non-GAAP reportable segment Adjusted Operating Ratio, and GAAP cash flow from operations to non-GAAP Free Cash Flow.
Note regarding presentation: A discussion of changes in our results of operations from 2022 to 2023 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report filed with the SEC on February 22, 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2024	2023
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$117,626	$217,149
Adjusted for:
Income tax expense attributable to Knight-Swift	32,960	54,768
Income before income taxes attributable to Knight-Swift	150,586	271,917
Amortization of intangibles [1]	75,945	70,138
Impairments [2]	19,012	2,236
Legal accruals [3]	2,560	7,694
Transaction fees [4]	602	6,868
Other acquisition related expenses [5]	—	7,697
Severance expense [6]	7,219	5,151
Change in fair value of deferred earnout [7]	(859)	(3,359)
Loss on investment [8]	12,107	—
USX mark to market adjustment [9]	(36,617)	—
Adjusted income before income taxes	230,555	368,342
Provision for income tax expense at effective rate [10]	(58,470)	(89,603)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$172,085	$278,739

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2024	2023
GAAP: Earnings per diluted share	$0.73	$1.34
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	0.20	0.34
Income before income taxes attributable to Knight-Swift	0.93	1.68
Amortization of intangibles [1]	0.47	0.43
Impairments [2]	0.12	0.01
Legal accruals [3]	0.02	0.05
Transaction fees [4]	—	0.04
Other acquisition related expenses [5]	—	0.05
Severance expense [6]	0.04	0.03
Change in fair value of deferred earnout [7]	(0.01)	(0.02)
Loss on investment [8]	0.07	—
USX mark to market adjustment [9]	(0.23)	—
Adjusted income before income taxes	1.42	2.28
Provision for income tax expense at effective rate [10]	(0.36)	(0.55)
Non-GAAP: Adjusted EPS	$1.06	$1.72

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, the U.S. Xpress Acquisition, and other acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE acquisition included within "Rental expense" in the consolidated statements of comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2"Impairments" reflects the non-cash impairments:
•2024 impairments of building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).
•2023 impairments related to certain revenue equipment held for sale (within the Truckload segment) and terminated software projects (recorded within our All Other Segments, specifically related to our third party insurance business).
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
4"Transaction fees" reflects certain legal and professional fees associated with the July 1, 2023 and July 30, 2024 acquisitions of U.S. Xpress and DHE, respectively. The transaction fees are primarily included within "Miscellaneous operating expenses" and "Salaries, wages, and benefits" and with smaller amounts included in other line items in the consolidated statements of comprehensive income.
5"Other acquisition related expenses" represents one-time expenses associated with the U.S. Xpress Acquisition, including certain severance expenses, including the acceleration of stock compensation expense as well as other operating expenses. These are primarily included within "Salaries, wages, and benefits" in the consolidated statements of comprehensive income.
6"Severance expense" is included within "Salaries, wages, and benefits" in the consolidated statements of comprehensive income.
7"Change in fair value of deferred earnout" reflects the benefit for the change in fair value of a deferred earnout related to various acquisitions, which is recorded in "Miscellaneous operating expenses."
8"Loss on investment" reflects the write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024 and is recorded within the All Other Segments.
9Mark-to-market adjustment related to certain purchase price obligations associated with the acquisition of U.S. Xpress.
10For 2024, an adjusted effective tax rate of 25.4% was applied in our Adjusted EPS calculation to exclude certain discrete items.
For 2023, an effective tax rate of 24.3% was applied in our Adjusted EPS calculation. The change in the effective tax rate was primarily impacted by the change in pre-tax income based on the adjustments presented in Adjusted Net Income Attributable to Knight-Swift. For 2023, the effective tax rate was normalized to exclude the third quarter 2023 tax benefit from the partial release of the pre-acquisition allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$7,410,078	$7,141,766
Total operating expenses	(7,166,690)	(6,803,613)
Operating income	$243,388	$338,153
Operating ratio	96.7%	95.3%

Non-GAAP Presentation
Total revenue	$7,410,078	$7,141,766
Truckload and LTL fuel surcharge	(798,121)	(833,597)
Revenue, excluding truckload and LTL fuel surcharge	6,611,957	6,308,169

Total operating expenses	7,166,690	6,803,613
Adjusted for:
Truckload and LTL fuel surcharge	(798,121)	(833,597)
Amortization of intangibles [1]	(75,945)	(70,138)
Impairments [2]	(19,012)	(2,236)
Legal accruals [3]	(2,560)	(7,694)
Transaction fees [4]	(602)	(6,868)
Other acquisition related expenses [5]	—	(7,697)
Severance expense [6]	(7,219)	(5,151)
Change in fair value of deferred earnout [7]	859	3,359
Adjusted Operating Expenses	6,264,090	5,873,591
Adjusted Operating Income	$347,867	$434,578
Adjusted Operating Ratio	94.7%	93.1%
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
7See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 7.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$5,034,941	$4,698,655
Total operating expenses	(4,866,596)	(4,400,678)
Operating income	$168,345	$297,977
Operating ratio	96.7%	93.7%

Non-GAAP Presentation
Total revenue	$5,034,941	$4,698,655
Fuel surcharge	(625,739)	(665,711)
Intersegment transactions	(590)	(1,890)
Revenue, excluding fuel surcharge and intersegment transactions	4,408,612	4,031,054

Total operating expenses	4,866,596	4,400,678
Adjusted for:
Fuel surcharge	(625,739)	(665,711)
Intersegment transactions	(590)	(1,890)
Amortization of intangibles [1]	(7,099)	(5,576)
Impairments [2]	(17,132)	(656)
Legal accruals [3]	(702)	—
Other acquisition related expenses [4]	—	(7,697)
Severance expense [5]	(1,466)	(2,636)
Adjusted Operating Expenses	4,213,868	3,716,512
Adjusted Operating Income	$194,744	$314,542
Adjusted Operating Ratio	95.6%	92.2%
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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,235,547	$1,082,454
Total operating expenses	(1,148,157)	(963,574)
Operating income	$87,390	$118,880
Operating ratio	92.9%	89.0%

Non-GAAP Presentation
Total revenue	$1,235,547	$1,082,454
Fuel surcharge	(172,382)	(167,886)
Revenue, excluding fuel surcharge	1,063,165	914,568

Total operating expenses	1,148,157	963,574
Adjusted for:
Fuel surcharge	(172,382)	(167,886)
Amortization of intangibles [1]	(17,447)	(15,680)
Impairments [2]	(674)	—
Adjusted Operating Expenses	957,654	780,008
Adjusted Operating Income	$105,511	$134,560
Adjusted Operating Ratio	90.1%	85.3%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
Logistics Segment

	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$570,001	$582,250
Total operating expenses	(546,689)	(538,832)
Operating income	$23,312	$43,418
Operating ratio	95.9%	92.5%

Non-GAAP Presentation
Total revenue	$570,001	$582,250
Intersegment transactions	—	(4,555)
Revenue, excluding intersegment transactions	570,001	577,695

Total operating expenses	546,689	538,832
Adjusted for:
Intersegment transactions	—	(4,555)
Amortization of intangibles [1]	(4,656)	(1,613)
Adjusted Operating Expenses	542,033	532,664
Adjusted Operating Income	$27,968	$45,031
Adjusted Operating Ratio	95.1%	92.2%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$387,232	$410,549
Total operating expenses	(396,690)	(421,056)
Operating loss	$(9,458)	$(10,507)
Operating ratio	102.4%	102.6%

Non-GAAP Reconciliation: Free cash flow

2024

GAAP: Cash flows from operations	$799,063
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	253,923
Purchases of property and equipment	(819,150)
Non-GAAP: Free Cash Flow	$233,836

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2024:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$218,261
Availability under 2021 Revolver, due September 2026 [1]	849,899
Availability under 2023 RSA, due October 2025 [2]	14,333
Total unrestricted liquidity	$1,082,493
Cash and cash equivalents – restricted [3]	151,969
Total liquidity, including restricted cash	$1,234,462

1As of December 31, 2024, we had $232.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.1 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $849.9 million available under the 2021 Revolver.
2Based on eligible receivables at December 31, 2024, our borrowing base for the 2023 RSA was $500.7 million, while outstanding borrowings were $459.2 million, along with $27.2 million in outstanding letters of credit, leaving $14.3 million available under the 2023 RSA.
3Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $147.7 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheets held by Mohave and Red Rock for claims payments. The remaining $4.3 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — Subject to our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet (when justified by customer demand), expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition, investment, and strategic partnership opportunities. We expect net cash capital expenditures will be in the range of $575.0 to $625.0 million in 2025. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of December 31, 2024, we had debt, accounts receivable securitization, and finance lease obligations of $2.9 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Prior to the maturity of our 2023 RSA, 2023 Term Loan, 2021 Term Loans, 2021 Revolver, Prudential Notes, revenue equipment installment notes, and other debt, we expect to be contractually obligated to make interest payments of approximately $19.4 million, $27.0 million, $115.7 million, $7.0 million, $0.7 million, $11.1 million and $1.4 million, respectively. Refer to Notes 12 and 13 in Part II, Item 8 of this Annual Report for additional discussion of the principal payment obligations related to the 2023 RSA, 2023 Term Loan, and 2021 Debt Agreement.
Refer to Note 14 in Part II, Item 8 of this Annual Report for additional discussion on our contractual principal and interest payment obligations for finance leases.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2023 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2023 RSA is reduced accordingly. As of December 31, 2024, we also had outstanding letters of credit of $246.0 million pursuant to a bilateral agreement which does not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, the price of our common stock, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. The 2022 Knight-Swift Repurchase Plan had $200.0 million available as of December 31, 2024. See further details regarding our share repurchases under Note 18 in Part II, Item 8 of this Annual Report.
Working Capital
We had a working capital deficit of $258.0 million as of December 31, 2024 and a working capital deficit of $116.3 million as of December 31, 2023. The $141.7 million increase in the deficit was primarily due to the current classification of the 2023 RSA, which matures October 2025.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of December 31, 2024, we had $2.9 billion in material debt obligations at the following carrying values:
•$349.1 million: 2021 Term Loan A-2, due September 2026, net of $0.9 million in deferred loan costs
•$779.4 million: 2021 Term Loan A-3, due September 2026, net of $0.6 million in deferred loan costs
•$249.5 million: 2023 Term Loan, due September 2026, net of $0.5 million in deferred loan costs
•$459.0 million: 2023 RSA outstanding borrowings, net of $0.2 million in deferred loan costs
•$597.4 million: Finance lease obligations
•$232.0 million: 2021 Revolver, due September 2026
•$192.3 million: Revenue equipment installment notes
•$23.3 million: Other, net of approximately $10,000 in deferred loan costs
As of December 31, 2023, we had $2.7 billion in material debt obligations at the following carrying values:
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
•$279.3 million: Revenue equipment installment notes
•$33.6 million: Other, net of approximately $22,000 in deferred loan costs
Key terms and other details regarding our material debt obligations and finance leases are discussed in Notes 12, 13, and 14 in Part II, Item 8 of this Annual Report, and are incorporated by reference herein.

Cash Flow Analysis

	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$799,063	$1,161,676	$(362,613)
Net cash used in investing activities	(759,122)	(1,228,025)	468,903
Net cash (used in) provided by financing activities	(139,397)	150,690	(290,087)
Net Cash Provided by Operating Activities
2024 Compared to 2023 — The $362.6 million decrease in net cash provided by operating activities was primarily due to a $94.8 million decrease in operating income, a $161.1 million cash payment for a commutation agreement to transfer certain outstanding insurance reserves to a third party, a $77.1 million decrease in change in trade receivables, and a $56.3 million increase in cash paid for interest. These were partially offset by a $30.4 million decrease in cash paid for taxes and various changes in working capital. Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
2024 Compared to 2023 — The $468.9 million decrease in net cash used in investing activities was primarily due to a $272.8 million decrease in net cash invested in acquisitions and a $213.8 million decrease in net cash capital expenditures.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash (Used in) Provided by Financing Activities
2024 Compared to 2023 — Net cash used in financing activities increased by $290.1 million, primarily due to a $175.8 million increase in net repayments on our 2023 RSA, a $154.9 million increase in repayments on finance leases and long-term debt, and a $100.0 million decrease in proceeds from long-term debt. These were offset by a $86.0 million increase in net borrowings on our 2021 Revolver.

Inflation
Most of our operating expenses are inflation-sensitive, with inflation generally leading to increased costs of operations. Price increases in manufactured revenue equipment have impacted the cost for us to acquire new equipment in recent periods. Cost increases have also impacted the cost of parts for equipment repairs and maintenance. The qualified driver shortage experienced by the trucking industry overall has had the effect of increasing compensation paid to our driving associates. We have also experienced inflation in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Prolonged periods of inflation have recently and could continue to cause interest rates, fuel, wages, and other costs to increase as well. Any of these factors could adversely affect our results of operations unless freight rates correspondingly increase.

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
Claims Accruals — Insurance and claims expense varies as a percentage of total revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities, as well as our third-party claim liabilities, may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2024 would have potentially increased by $43.4 million.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger and various acquisitions as of June 30, 2024 and 2023. The evaluations were completed using fair value measurement guidance prescribed in ASC 350,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intangibles – Goodwill and Other. The fair value of the goodwill was established using an equal weighting of both the income and market approaches. In evaluating this quantitative analysis, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2024 and 2023.
The test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of certain trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of June 30, 2024 and 2023 noting that the fair value exceeded carrying value for the trade name.
Refer to Note 8, in Part II, Item 8 of this Annual Report for discussion about the changes in the goodwill and indefinite-lived intangible asset balances.
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
Refer to Note 8, in Part II, Item 8 of this Annual Report for discussion about the impact of the amortization of definite-lived intangibles on our results for 2024 and 2023.
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
Refer to Note 21, in Part II, Item 8 of this Annual Report for discussion about the changes in long-lived assets and the impact on our results for 2024 and 2023.
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
Refer to Note 4, in Part II, Item 8 of this Annual Report for discussion about the fair value of net assets acquired in business combinations and the impact on our results for 2024 and 2023.
Fair Value of Contingent Consideration — Management performs assessments in determining the fair value of contingent consideration arrangements associated with certain acquisitions and which based on the acquired businesses achieving certain thresholds related to performance. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earnout payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheets.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The fair values of certain earnout arrangements are estimated by discounting the expected future contingent payments to present value using a variation of the income approach, specifically using a Monte Carlo Simulation approach. The key assumptions used in our valuation were: (i) forecast of operating income and net income, (ii) the volatility associated with operating income and net income, (iii) risk-adjusted discount rate applied to forecasted operating income and net income, and (iv) the credit-adjusted discount rate related to the payment of the contingent consideration.
Refer to Notes 4 and 21, in Part II, Item 8 of this Annual Report for discussion about the fair value of contingent consideration agreements and the impact on our results for 2024 and 2023.
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
Refer to Note 19, in Part II, Item 8 of this Annual Report for discussion about the assumptions related to these awards and the impact on our results for 2024 and 2023.
Legal Settlements and Reserves — See Note 17 in Part II Item 8 of this Annual Report.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2023 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.0% as of December 31, 2024) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2024, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $21.1 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to an average of $3.76 per gallon for 2024 from an average of $4.20 per gallon for 2023. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2025 and expressed an unqualified opinion.
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
Swift and U.S. Xpress auto liability claims accrual
As described further in footnote 10 to the financial statements, the Company is self-insured for a portion of its risk related to auto liability claims. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.

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
Fair value of mandatorily redeemable contingent consideration liability
As described in Note 21 to the consolidated financial statements, the Company’s mandatorily redeemable contingent consideration liability was $132.3 million as of December 31, 2024. The fair value of the liability is based on Monte Carlo simulations that measure the present value of the expected future payment to be made in accordance with provisions outlined in the purchase agreement. Management estimates the future payment using the earnout formula specified in the purchase agreement and the related financial projections. In determining the inputs to the earnout formula fair value, management estimates the financial projections and volatility of such projections. The payment is discounted to present value using a risk-adjusted discount rate.
The principal considerations for our determination that the valuation of the liability is a critical audit matter is that management utilized significant judgment and specialized skills in the estimation of the liability. In turn, auditing management’s judgments regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty and complex valuation model used in the determination of fair value.
Our audit procedures related to the mandatorily redeemable contingent consideration liability included the following, among others.
•We tested the operating effectiveness of controls relating to management’s valuation of the liability, including the development of the financial projections, volatility and discount rate.
•We tested managements process for estimating the fair value of the liability by evaluating the valuation method and testing the completeness and accuracy of the underlying data provided by management, including evaluating the reasonableness of the financial projections, volatility and discount rate.
•Utilizing the assistance of valuation specialists with specialized skill and knowledge we developed an independent calculation for comparison to management’s fair value of the liability.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.
Phoenix, Arizona
February 20, 2025

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$218,261	$168,545
Cash and cash equivalents – restricted	147,684	297,275
Restricted investments, held-to-maturity, amortized cost	—	530
Trade receivables, net of allowance for doubtful accounts of $37,797 and $39,458, respectively	803,696	888,603
Contract balance – revenue in transit	7,238	12,246
Prepaid expenses	123,089	148,696
Assets held for sale	82,993	83,366
Income tax receivable	37,260	65,815
Other current assets	28,520	43,939
Total current assets	1,448,741	1,709,015
Property and equipment:
Revenue equipment	5,356,602	5,154,593
Land and land improvements	460,629	426,635
Buildings and building improvements	976,354	861,194
Furniture and fixtures	172,470	156,911
Shop and service equipment	99,266	84,049
Leasehold improvements	39,193	37,228
Gross property and equipment	7,104,514	6,720,610
Less: accumulated depreciation and amortization	(2,401,129)	(2,104,211)
Property and equipment, net	4,703,385	4,616,399
Operating lease right-of-use-assets	372,841	484,821
Goodwill	3,962,142	3,848,798
Intangible assets, net	2,057,044	2,058,882
Other long-term assets	154,379	152,850
Total assets	$12,698,532	$12,870,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,697	$355,173
Accrued payroll and purchased transportation	194,875	164,884
Accrued liabilities	64,100	220,350
Claims accruals – current portion	249,953	480,200
Finance lease liabilities and long-term debt – current portion	288,428	459,759
Operating lease liabilities – current portion	120,715	144,921
Accounts receivable securitization – current portion	458,983	—
Total current liabilities	1,706,751	1,825,287
Revolving line of credit	232,000	67,000
Long-term debt – less current portion	1,445,313	1,223,021
Finance lease liabilities – less current portion	457,303	407,150
Operating lease liabilities – less current portion	274,549	371,407
Accounts receivable securitization	—	526,508
Claims accruals – less current portion	335,880	315,476
Deferred tax liabilities	919,814	951,749
Other long-term liabilities	210,117	79,086
Total liabilities	5,581,727	5,766,684
Commitments and contingencies (Notes 4, 5, 15, 16, and 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,896 and 161,385 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	1,619	1,613
Additional paid-in capital	4,446,726	4,426,852
Accumulated other comprehensive loss	(442)	(830)
Retained earnings	2,661,064	2,659,755
Total Knight-Swift stockholders' equity	7,108,967	7,087,390
Noncontrolling interest	7,838	16,691
Total stockholders’ equity	7,116,805	7,104,081
Total liabilities and stockholders’ equity	$12,698,532	$12,870,765
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2024	2023	2022
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$6,611,957	$6,308,169	$6,508,165
Truckload and LTL fuel surcharge	798,121	833,597	920,417
Total revenue	7,410,078	7,141,766	7,428,582
Operating expenses:
Salaries, wages, and benefits	2,821,987	2,479,759	2,173,933
Fuel	871,146	878,407	895,603
Operations and maintenance	546,883	473,491	422,872
Insurance and claims	415,652	609,536	455,918
Operating taxes and licenses	127,505	117,024	111,197
Communications	31,152	29,661	23,656
Depreciation and amortization of property and equipment	717,522	664,962	594,981
Amortization of intangibles	75,280	70,138	64,843
Rental expense	171,665	130,269	56,856
Purchased transportation	1,170,806	1,190,836	1,444,937
Impairments	19,012	2,236	810
Miscellaneous operating expenses	198,080	157,294	91,148
Total operating expenses	7,166,690	6,803,613	6,336,754
Operating income	243,388	338,153	1,091,828
Other (expenses) income:
Interest income	16,556	21,577	5,439
Interest expense	(171,158)	(127,100)	(50,803)
Other income (expense), net	60,260	37,659	(25,958)
Total other expenses, net	(94,342)	(67,864)	(71,322)
Income before income taxes	149,046	270,289	1,020,506
Income tax expense	32,960	54,768	249,388
Net income	116,086	215,521	771,118
Net loss attributable to noncontrolling interest	1,540	1,628	207
Net income attributable to Knight-Swift	$117,626	$217,149	$771,325
Other comprehensive income (loss)	388	1,606	(1,873)
Comprehensive income	$118,014	$218,755	$769,452

Earnings per share:
Basic	$0.73	$1.35	$4.75
Diluted	$0.73	$1.34	$4.73

Dividends declared per share:	$0.64	$0.56	$0.48

Weighted average shares outstanding:
Basic	161,738	161,188	162,260
Diluted	162,173	161,826	163,211
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	625	6	2,505			2,511		2,511
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	84	1	4,047			4,048		4,048
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,623)		(20,623)		(20,623)
Employee stock-based compensation expense			33,928			33,928		33,928
Cash dividends paid and dividends accrued ($0.48 per share)				(78,396)		(78,396)		(78,396)
Net income				771,325		771,325	(207)	771,118
Other comprehensive loss					(1,873)	(1,873)		(1,873)
Investment in noncontrolling interest							186	186
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	582	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	79	1	4,067			4,068		4,068
Shares withheld – RSU settlement				(19,932)		(19,932)		(19,932)
Employee stock-based compensation expense			27,922			27,922		27,922
Cash dividends paid and dividends accrued ($0.56 per share)				(91,029)		(91,029)		(91,029)
Net income				217,149		217,149	(1,628)	215,521
Other comprehensive income					1,606	1,606		1,606
Investment in noncontrolling interest							8,281	8,281
Distribution to noncontrolling interest							(239)	(239)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	407	4	—			4		4
Common stock issued to the Board	24	—	1,206			1,206		1,206
Common stock issued under ESPP	80	2	4,116			4,118		4,118
Shares withheld – RSU settlement				(12,030)		(12,030)		(12,030)
Employee stock-based compensation expense			23,557			23,557		23,557
Cash dividends paid and dividends accrued ($0.64 per share)				(104,287)		(104,287)		(104,287)
Net income				117,626		117,626	(1,540)	116,086
Other comprehensive income					388	388		388
Investment in noncontrolling interest							2,900	2,900
Distribution to noncontrolling interest			(9,005)			(9,005)	(10,213)	(19,218)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805

See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2024	2023 (recast)	2022 (recast)
	(In thousands)
Cash flows from operating activities:
Net income	$116,086	$215,521	$771,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	792,802	735,100	659,824
Gain on sale of property and equipment	(34,447)	(64,651)	(92,891)
Impairments	19,012	2,236	810
Deferred income taxes	(22,263)	10,784	30,852
Non-cash lease expense	171,849	121,831	41,943
Loss (gain) on equity securities	11,554	(2,096)	52,274
Other adjustments to reconcile net income to net cash provided by operating activities	(21,842)	62,005	46,632
Increase (decrease) in cash resulting from changes in:
Trade receivables	78,005	155,100	58,708
Income tax receivable	28,555	(6,841)	(58,065)
Accounts payable	14,818	12,628	(24,769)
Accrued liabilities and claims accrual	(221,569)	53,304	11,151
Operating lease liabilities	(175,898)	(120,550)	(42,893)
Other assets and liabilities	42,401	(12,695)	(18,841)
Net cash provided by operating activities	799,063	1,161,676	1,435,853
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	530	3,620	9,706
Purchases of held-to-maturity investments	—	(30)	(11,145)
Proceeds from sale of property and equipment, including assets held for sale	253,923	292,627	183,421
Purchases of property and equipment	(819,150)	(1,071,611)	(800,563)
Expenditures on assets held for sale	(438)	(833)	(545)
Net cash, restricted cash, and equivalents invested in acquisitions	(185,491)	(458,288)	(31,291)
Other cash flows (used in) provided by investing activities	(8,496)	6,490	4,233
Net cash used in investing activities	(759,122)	(1,228,025)	(646,184)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(275,079)	(120,219)	(274,833)
Proceeds from long-term debt	150,000	250,000	—
Borrowings on revolving lines of credit	552,000	466,000	332,500
Repayments on revolving lines of credit	(387,000)	(442,000)	(549,500)
Borrowings under accounts receivable securitization	28,800	197,000	140,000
Repayments of accounts receivable securitization	(96,600)	(89,000)	—
Proceeds from common stock issued	5,328	5,208	7,432
Repurchases of the Company's common stock	—	—	(299,941)
Dividends paid	(104,153)	(91,149)	(78,304)
Other cash flows used in financing activities	(12,693)	(25,150)	(31,701)
Net cash (used in) provided by financing activities	(139,397)	150,690	(754,347)
Net (decrease) increase in cash, restricted cash, and equivalents	(99,456)	84,341	35,322
Cash, restricted cash, and equivalents at beginning of period	469,686	385,345	350,023
Cash, restricted cash, and equivalents at end of period	$370,230	$469,686	$385,345

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2024	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$174,485	$118,150	$48,905
Income taxes	9,929	40,378	289,159
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$4,091	$45,574	$34,909
Transfers from property and equipment to assets held for sale	116,653	175,297	90,951
Noncontrolling interest associated with acquisitions	—	5,178	—
Purchase price adjustment on acquisition	—	—	2,164
Contingent consideration associated with acquisitions and investments	—	174,107	1,717
U.S. Xpress assumed equity awards	—	1,462	—
Conversion of note receivable to equity investment	—	12,107	—
Right-of-use assets obtained in exchange for operating lease liabilities	44,654	73,162	86,910
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	12,400	—	—
Property and equipment obtained in exchange for finance lease liabilities	200,498	181,693	152,509
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	22,790	—	6,462

Reconciliation of Cash, Restricted Cash, and Equivalents:	2024	2023	2022
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$218,261	$168,545	$196,770
Cash and cash equivalents – restricted [1]	147,684	297,275	185,792
Other long-term assets [1]	4,285	3,866	2,783
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$370,230	$469,686	$385,345

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2024, the Truckload segment operated an average of 22,791 tractors (comprised of 20,644 company tractors and 2,147 independent contractor tractors). The Company operated 92,831 trailers during the year, including trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average 3,569 tractors and 9,564 trailers. Additionally, the Intermodal segment operated an average of 615 tractors and 12,572 intermodal containers. The Company's four reportable segments are Truckload, LTL, Logistics, and Intermodal.
Recent Acquisitions
The Company recently completed the following acquisitions:
•The operating assets, and assumption of certain liabilities, of DHE on July 30, 2024. The results are included within the LTL segment.
•100.0% of U.S. Xpress on July 1, 2023. The results are included within the Truckload and Logistics segments.
•100.0% of MME on December 6, 2021. The results are included within the LTL segment.
•100.0% of ACT on July 5, 2021. The results are included within the LTL segment.
•100.0% of UTXL on June 1, 2021. The results are included within the Logistics segment.
•100.0% of Eleos, 79.44% on February 1, 2021 and the remaining percentage in 2024. The results are included within the All Other Segments. The noncontrolling interest is presented as a separate component of the consolidated financial statements.
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
With respect to transactional/durational data, references to "years", including "2024", "2023", and "2022" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
Changes in Presentation
Consolidated Statements of Cash Flows — Beginning in the fourth quarter of 2024, the Company presents gross borrowings on its revolving lines of credit and gross repayments on its revolving lines of credit as separate items. Prior period amounts have been reclassified to align with the current period presentation.
Seasonality
In the full truckload transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement winter weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's Truckload fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, as the Company continues to diversify its business through expansion into the LTL industry, warehousing, and other activities, seasonal volatility has become somewhat more tempered. Additionally, macroeconomic trends and cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.
Recently Adopted Accounting Pronouncements
ASU 2023-07: Segment Reporting (ASC 280) — Improvements to Reportable Segment Disclosures
Summary of the Standard — The amendments in this ASU update reportable segment disclosure requirements by requiring that an entity disclose significant segment expenses, disclose other segment items by reportable segments, provide annual disclosures about a reportable segment's profit and loss, the titles and positions of the CODMs, and other items.
Current Period Impact of Adoption — In accordance with ASU 2023-07 the Company has expanded its segment disclosures to provide greater transparency into segment-level performance.
Refer to Note 2 and Note 23 for updated segment disclosures.
Other ASUs
There were various other ASUs that became effective during 2024 which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

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
•valuation of contingent consideration agreements;
•valuation allowance for deferred income tax assets;
•valuation allowances for receivables; and
•valuation of financial instruments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Segments — The Company uses the "management approach" to determine its reportable segments, as well as to determine the basis of reporting the operating segment information. Certain of the Company's operating segments have been aggregated into reportable segments. The management approach focuses on financial information that management uses to make operating decisions. The Company's CODMs use total revenue, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operations and is based around the transportation service offerings provided to the Company's customers, as well as the equipment utilized.
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
Based on the unique nature of the Company's operating structure, certain revenue-generating assets are interchangeable between segments. Additionally, the Company's CODMs do not review assets or liabilities by segment to make operating decisions. The Company allocates depreciation and amortization expense of its property and equipment to the segments based on the actual utilization of the asset by the segment during the period.
See Note 23 for additional disclosures regarding the Company's segments.
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
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company performs a quantitative analysis on an annual basis, in accordance with ASC 350, Goodwill and Other Intangible Assets. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 8 for the results of the Company's annual evaluation as of June 30, 2024.
On a periodic basis, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company conducts a quantitative goodwill impairment test.
See Notes 4 and 8 for additional disclosures regarding the Company's goodwill.
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
See Notes 4 and 8 for additional disclosures regarding the Company's intangible assets.
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
Based on results of operations of this business, including the continued unfavorable development of insurance reserves, the Company ceased all third-party insurance operations and canceled any remaining policies as of March 31, 2024. As a result, we do not expect this business to have a material impact to our results moving forward.
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
See Notes 10 and 17 for additional disclosures regarding the Company's claims accruals.
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
See Note 14 for additional disclosures regarding the Company's leases.
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
See Note 19 for additional information relating to the Company's stock-based compensation plan.
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
See Note 11 for additional disclosures regarding the Company's income taxes.

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
November 2024	ASU 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20)	The amendments in this ASU aim to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. The amendments clarify when and how companies should recognize expenses related to incentives offered to investors to convert their convertible debt or preferred stock into common stock earlier than they otherwise would.	January 2025	Currently under evaluation, but not expected to be material
November 2024	ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this ASU require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:
1) disclose the amounts of purchases of inventory, employee compensation, etc., recognized as part of oil- and gas-producing activities included in each relevant expense caption;
2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements;
3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
4) disclose the total amount of selling expenses and, in annual reporting periods, and entity's definition of "selling expenses."
			January 2026, Prospective adoption	Currently under evaluation, but not expected to be material
March 2024	ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements	The amendments in this ASU contain amendments to the Codification that remove references to various Concepts Statements. In most cases, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material
March 2024	ASU 2024-01: Compensation - Stock Compensation (Topic 718)	The amendments in this ASU improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material
December 2023	ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in the ASU update disclosure requirements related to income taxes including disclosures related to the rate reconciliation, income taxes paid, and other items.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
November 2023	ASU 2023-07: Segment Reporting (ASC 280) — Improvements to Reportable Segment Disclosures [1]	The amendments in this ASU update reportable segment disclosure requirements by requiring that an entity disclose significant segment expenses, disclose other segment items by reportable segments, provide annual disclosures about a reportable segment's profit and loss, the title of the chief operating decision maker, and other items.	January 2024	No material impact
June 2022	ASU No. 2022-03: Fair Value Measurements (ASC 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions [1]	The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and not considered in measuring fair value.	January 2024, Prospective	No material impact
1Adopted during the first quarter of 2024.
Since management is continuing to evaluate the impacts of several of the above standards, disclosures around these preliminary assessments are subject to change.

Note 4 — Acquisitions
DHE
On July 30, 2024, the Company, through a wholly owned subsidiary, acquired the operating assets and assumed certain liabilities of the regional LTL division of Dependable Highway Express, Inc. based in Los Angeles, California.
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
Purchase Price Allocation
The purchase price allocation for DHE is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	July 30, 2024 Opening Balance Sheet as Reported at September 30, 2024	Adjustments	July 30, 2024 Opening Balance Sheet as Reported at December 31, 2024

Fair value of the consideration transferred	$184,986	$—	$184,986

Other current assets	445	—	445
Property and equipment	29,796	—	29,796
Operating lease right-of-use assets	15,448	—	15,448
Identifiable intangible assets [1]	72,400	1,000	73,400
Other noncurrent assets	98	—	98
Total assets	118,187	1,000	119,187

Claims accruals – current and noncurrent portions	(4,000)	—	(4,000)
Operating lease liabilities – current and noncurrent portions	(12,400)	—	(12,400)
Total liabilities	(16,400)	—	(16,400)

Goodwill	$83,199	$(1,000)	$82,199

1    Includes $57.9 million in customer relationships and $15.5 million in trade names.
Eleos
In 2024, the Company acquired the remaining 20.56% non-controlling interest of Eleos.
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
The total purchase price consideration of $630.0 million consisted of $454.4 million in cash, including approximately $139.8 million in debt payoffs, and $1.5 million in assumed equity related to the revaluation of equity awards. Cash was funded from the 2023 Term Loan, as well as existing Knight-Swift liquidity. The purchase price also included contingent consideration valued at $174.1 million, consisting of two classes of membership interests in HoldCo. The Class A membership interests are subject to put and call rights at a defined fair market value measure in favor of the Rollover Holders and the Company, respectively, and will be purchased by the Company at that defined fair market value measure if outstanding at the fifth anniversary of the acquisition date. In order for the put right to become exercisable, it is subject to a $175 million minimum adjusted operating income threshold for U.S. Xpress. In addition, the Company had a call right, exercisable only within the first 15 months after closing, at an exercise price of approximately $140 million. As of December 31, 2024, the call right expired. The Class B membership interests will be repurchased by the Company for $40 million if U.S. Xpress achieves $250 million in adjusted operating income for a trailing annual period at or prior to the fifth anniversary of closing. If such threshold is not met, the Class B interests will be forfeited for no value.
During 2024, the Company recognized mark-to-market adjustments related to the Class A and Class B purchase price obligations resulting in the mandatorily redeemable Class A obligation decreasing $1.8 million and the Class B contingent consideration obligation decreasing $34.8 million. The total mark-to-market adjustment totaled $36.6 million and is recorded in "Other income (expense), net" in the Company's consolidated statement of comprehensive income.
As of December 31, 2024, the mandatorily redeemable Class A contingent obligation totaling $132.3 million and the Class B contingent consideration obligation totaling $5.2 million are both included in "Other long-term liabilities" in the Company's consolidated balance sheet. As of December 31, 2023, the $134.1 million in mandatorily redeemable Class A membership interests is included in "Accrued liabilities" in the Company's consolidated balance sheets and the $40.0 million in mandatory purchase of Class B membership interest is included in "Other long-term liabilities" in the Company's consolidated balance sheet.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The purchase of the equity interests of U.S. Xpress resulted in the historical tax basis of U.S. Xpress' assets continuing to be recovered and any intangible assets arising through purchase accounting will result in additional stock basis for tax purposes. Deferred taxes were established as of the opening balance sheet for purchase accounting fair value adjustments (other than for goodwill). The merger agreement contained customary representations, warranties, and covenants for a transaction of this nature.
During 2024, the Company's consolidated operating results included U.S. Xpress' total revenue of $1.6 billion and a net loss of $46.6 million. U.S. Xpress' net loss during 2024 included $9.2 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition. During 2023, the Company's consolidated operating results included U.S. Xpress' total revenue of $916.2 million and a net loss of $11.7 million. U.S. Xpress' net loss during 2023 included $4.6 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.
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

1Includes $184.5 million in customer relationships and $163.5 million in trade names.

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
The Company did not complete any other material acquisitions during 2024 and 2023.

Note 5 — Equity Investments
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
The following table presents ownership and commitment information for the Company's investments in TRP partnerships:

	December 31, 2024
	Knight-Swift's Ownership Interest [1]	Total Commitment (All Partners)	Knight-Swift's Contracted Commitment	Knight-Swift's Remaining Commitment
	(Dollars in thousands)
TRP IV – equity investment [3]	4.2%	$116,065	$4,900	$—
TRP V - equity method investment 2 4	16.6%	$180,700	$30,000	$3,885
TRP V Coinvest - equity method investment [2]	13.3%	$30,000	$4,000	$—
TRP VI - equity method investment 2 5	17.8%	$224,160	$40,000	$30,095

1The Company's share of the results is included within "Other income (expenses), net" in the consolidated statements of comprehensive income.
2The TRP IV Coinvestments, TRP V, TRP V Coinvest, and TRP VI are unconsolidated majority interests. Management considered the criteria set forth in ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP V, TRP V Coninvest, and TRP VI legal entities.
3In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
4Management anticipates that the following amounts will be due: $0.5 million in 2025, $1.0 million from 2026 through 2027, $1.0 million from 2028 through 2029, and $1.4 million thereafter.
5Management anticipates that the following amounts will be due: $7.8 million in 2025, $14.1 million from 2026 through 2027, $5.1 million from 2028 through 2029, and $3.1 million thereafter.
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
In November 2021, Embark and Northern Genesis Acquisition Corp II, a publicly-traded special purpose acquisition company, completed a business combination agreement entered into on June 22, 2021, resulting in Embark becoming a publicly-traded company. In association with this transaction, the Company's convertible note automatically converted into a number of shares of Embark's common stock as outlined above. Further, the Company acquired an additional $25.0 million in Embark's common stock pursuant to a common stock subscription agreement between the Company and Embark. As of December 31, 2022, the fair value of the combined investment in Embark was $1.0 million. This resulted in a net unrealized loss of $53.4 million recognized during 2022, within "Operating income, net" in the consolidated statements of comprehensive income. During 2023, Embark was acquired in an all-cash transaction with former shareholders receiving the proceeds. This resulted in a net realized loss of $0.1 million for 2023 and a full liquidation of the Embark investment.
Other Equity Investments
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
During the year ended December 31, 2024, the Company recognized a $12.1 million realized loss on a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024, which is recorded in "Other income (expense), net" in the consolidated statements of comprehensive income.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Balances
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2024	2023
	(in thousands)
TRP IV Coinvestment QLS – equity method investment	194	321
TRP IV Coinvestment FFR – equity method investment	162	232
TRP V – equity method investment	25,671	25,776
TRP V Coinvest – equity method investment	5,009	6,922
TRP VI - equity method investment	9,865	—
Other equity method investments – equity method investment [1]	63,739	69,001
Total carrying value	$104,640	$102,252

1In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the net investment balance includes accretion of amortization of certain definite-lived intangibles.

Note 6 — Trade Receivables, net
Trade receivables, net balances were comprised of the following:

	December 31,
	2024	2023
	(In thousands)
Trade customers	$800,873	$807,458
Equipment manufacturers	8,479	24,903
Insurance premiums	2,179	33,000
Other	29,962	62,700
Trade receivables	841,493	928,061
Less: Allowance for doubtful accounts	(37,797)	(39,458)
Trade receivables, net	$803,696	$888,603

The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2024	2023	2022
	(In thousands)
Beginning balance	$39,458	$22,980	$21,663
Provision	2,913	19,116	13,078
Recoveries	(743)	—	—
Write-offs directly against the reserve	(1,806)	(2,431)	(994)
Write-offs for revenue adjustments	(2,025)	(1,520)	(11,517)
Other [1]	—	1,313	750
Ending balance	$37,797	$39,458	$22,980

1    Represents allowance for doubtful trade accounts receivable assumed in 2023 from the Company's acquisitions. Represents measurement period adjustment during 2022 related to the MME acquisition. See Note 4 for further details regarding these acquisitions.
See Note 12 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $73.3 million and $83.4 million as of December 31, 2024 and 2023, respectively. Land and facilities held for sale totaled $9.7 million as of December 31, 2024. The Company had no land and facilities held for sale as of December 31, 2023. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $34.4 million during 2024, $64.7 million during 2023, and $92.9 million during 2022.
During 2024, the Company incurred impairment losses of $12.4 million primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2023, the Company incurred impairment losses of $0.5 million primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2022, the Company did not recognize impairment losses related to assets held for sale.

Note 8 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2024	2023	2022
	(In thousands)
Goodwill balance at beginning of period	$3,848,798	$3,519,339	$3,515,135
Acquisition and measurement period adjustments [1]	113,344	329,459	4,204
Goodwill balance at end of period	$3,962,142	$3,848,798	$3,519,339

1The goodwill associated with the U.S. Xpress Acquisition was allocated to the Truckload and Logistics segments. The goodwill associated with the MME and DHE acquisitions was allocated to the LTL segment. The goodwill associated with the Eleos and other acquisitions were allocated to the All Other Segments. See Note 4 regarding the amount attributed to adjustments to the opening balance sheets.
The following presents the components of goodwill by reportable segment as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	Net Carrying Amount [1]	Net Carrying Amount [1]
	(In thousands)
Truckload	$2,954,882	$2,929,116
LTL	630,521	548,322
Logistics	111,018	106,140
Intermodal	175,594	175,594
All Other	90,127	89,626
Goodwill	$3,962,142	$3,848,798

1The net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.
There were no impairments identified during annual goodwill impairment testing in 2024, 2023, or 2022.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2024	2023
	(In thousands)
Definite-lived intangible assets: [1]
Gross carrying amount	$1,484,534	$1,426,592
Accumulated amortization	(411,400)	(336,120)
Definite-lived intangible assets, net	1,073,134	1,090,472
Indefinite-lived trade names:
Gross carrying amount	983,910	968,410
Intangible assets, net	$2,057,044	$2,058,882

1The Company's definite-lived intangible assets include customer relationships which have a gross carrying amount of $1.5 billion and $1.4 billion as of December 31, 2024 and 2023, respectively. Other categories of the Company's definite-lived intangible assets include non-compete agreements, internally-developed software, trade names, and others. Identifiable intangible assets subject to amortization have been recorded at fair value. Definite-lived intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 19.4 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
The following table presents amortization of intangible assets related to the 2017 Merger and various acquisitions:

	2024	2023	2022
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$41,375
Amortization related to other intangible assets	33,905	28,763	23,468
Amortization of intangibles	$75,280	$70,138	$64,843

As of December 31, 2024, management anticipates that the composition and amount of amortization associated with intangible assets will be $77.0 million for 2025, $75.6 million for 2026, $74.4 million for 2027, $73.2 million for 2028, and $73.2 million for 2029. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Note 9 — Accrued Payroll and Purchased Transportation and Accrued Liabilities
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2024	2023
	(In thousands)
Accrued payroll [1]	$165,281	$157,310
Accrued purchased transportation	29,594	7,574
Accrued payroll and purchased transportation	$194,875	$164,884

1    Accrued payroll includes accruals related to the Knight-Swift 401(k) Retirement Plan (the "401(k) Plan") which is offered by the Company to its employees. Eligible employees must be at least 18 years of age, have completed ninety days of service, and belong to an Eligible Class of Employees (as defined in the 401(k) Plan) with the Company in order to participate in the 401(k) Plan. Employees earn vested interests in their employer contribution accounts over a period of five years based upon their years of service. The Employer may make discretionary matching contributions to the 401(k) Plan.
The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $31.5 million, $31.3 million, and $29.6 million in 2024, 2023, and 2022, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2024 and 2023, the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
balance above in accrued payroll included $39.2 million and $36.2 million, respectively, in matching contributions for the 401(k) plans.
The following table presents the composition of accrued liabilities:

	December 31,
	2024	2023
	(In thousands)
Mandatorily redeemable contingent consideration [1]	$—	$134,107
Other	64,100	86,243
Accrued liabilities	$64,100	$220,350

1    As of December 31, 2024, the mandatorily redeemable contingent consideration is included in "Other long-term liabilities" in the Company's consolidated balance sheet. Refer to Note 4 for further information regarding the contingent consideration related to the U.S. Xpress Acquisition.

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
Claims accruals were comprised of the following:

	December 31,
	2024	2023
	(In thousands)
Auto reserves	$458,748	$413,662
Workers’ compensation reserves	87,712	95,164
Third-party carrier claims reserves	345	244,613
Independent contractor claims reserves	6,199	6,783
Cargo damage reserves	7,957	7,238
Employee medical and other reserves	24,872	28,216
Claims accruals	585,833	795,676
Less: current portion of claims accruals	(249,953)	(480,200)
Claims accruals, less current portion	$335,880	$315,476

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
Workers' Compensation and Employers' Liability — The Company is self-insured for workers' compensation coverage. The Company, and its various subsidiaries maintain statutory coverage limits, subject to SIR for each accident and disease ranging from $1.0 million to $5.0 million depending upon the respective subsidiary.
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
In 2022, the Company began assuming premiums under a reinsurance agreement covering automotive and physical damage with limits of $1.0 million per occurrence.
Based on results of operations of this business, including the continued unfavorable development of insurance reserves, the Company decided to initiate exiting this business during the fourth quarter of 2023 and ceased all third-party insurance operations and canceled any remaining policies as of March 31, 2024. As a result, we do not expect this business to have a material impact to our results moving forward.
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities will be funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims.
See Note 2 for accounting policy regarding the Company's claims accruals.

Note 11 — Income Taxes
The following table presents the Company's income tax expense:

	2024	2023	2022
	(In thousands)
Current expense:
Federal	$34,201	$15,726	$174,277
State	6,275	16,423	39,687
Foreign	11,799	12,135	4,277
	52,275	44,284	218,241
Deferred expense (benefit):
Federal	(13,448)	17,353	25,850
State	(6,612)	(2,397)	1,432
Foreign	745	(4,472)	3,865
	(19,315)	10,484	31,147
Income tax expense	$32,960	$54,768	$249,388

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2024, 2023, and 2022. Actual tax expense differs from expected tax expense as follows:

	2024	2023	2022
	(In thousands)
Computed "expected" tax expense	$31,300	$56,761	$214,306
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	(1,654)	10,578	32,786
Addition/(release) of valuation allowance	628	(14,604)	—
Nondeductible per-diem paid to drivers	2,954	2,406	—
Effect of rates different than statutory	3,156	1,721	2,217
Mark-to-market adjustment	(7,690)	—	—
Other, net	4,266	(2,094)	79
Income tax expense	$32,960	$54,768	$249,388

Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Accrued liabilities	$16,340	$12,282
Allowance for doubtful accounts	16,354	16,733
Bonus accrual	2,136	2,331
Claims accrual	136,779	127,850
Capital loss carryforward	2,839	6,518
Deferred revenue	4,596	5,358
Interest expense limitation carryforwards	34,197	18,530
Lease reserve	5,807	7,900
Net operating loss and credit carryforwards	46,246	54,173
Stock amortization	8,884	8,947
Operating Lease liabilities	92,678	120,782
Research and development	13,645	7,717
Vacation accrual	5,788	6,430
Other	896	3,979
Total deferred tax assets	387,185	399,530
Valuation allowance	(11,063)	(10,435)
Total deferred tax assets, net	376,122	389,095
Deferred tax liabilities:
Intangible assets	(426,185)	(430,948)
Investments	(4,918)	(316)
Property and equipment, principally due to differences in depreciation	(748,950)	(766,053)
Prepaid taxes, licenses, and permits deducted for tax purposes	(18,784)	(19,936)
Operating lease right-of-use assets	(91,172)	(118,152)
Foreign accruals	(4,250)	(3,760)
Unrecognized tax benefit	(1,677)	(1,677)
Other	—	(2)
Total deferred tax liabilities	(1,295,936)	(1,340,844)
Deferred income taxes	$(919,814)	$(951,749)

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has a valuation allowance of $11.1 million and $10.4 million at December 31, 2024 and December 31, 2023, respectively, to offset the tax benefit of capital loss and certain state operating loss carryforwards. In 2024, $3.0 million of the valuation allowance was reversed primarily due to the utilization and expiration of the Company's capital loss carryforward. In addition, $3.6 million in valuation allowance was established to offset the tax benefit of certain separate company state operating loss carryforwards.

	2024	2023	2022
	(In thousands)
Valuation allowance at beginning of year	$10,435	$—	$—
Additions charged to provision for income taxes	3,616	35	—
Charges to other accounts	—	25,039	—
Reductions, deferred tax assets realized or written-off	(2,988)	(14,639)	—
Valuation allowance at end of year	$11,063	$10,435	$—

Cumulative Undistributed Foreign Earnings — As of December 31, 2024, foreign withholding taxes have not been provided on approximately $168.3 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise.
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2024 would favorably impact the Company's effective tax rate if subsequently recognized. Management does not expect a decrease in unrecognized tax benefits during the next twelve months.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2024, 2023, and 2022 is below:

	2024	2023	2022
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,677	$1,735	$1,735
Increases for tax positions taken in the current year	—	1,677	—
Decreases for tax positions taken prior to beginning of year	—	(1,080)	—
Lapse of statute of limitations	—	(655)	—
Unrecognized tax benefits at end of year	$1,677	$1,677	$1,735

Interest and Penalties — There were no accrued interest and penalties as of December 31, 2024 and December 31, 2023.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by federal and state jurisdictions for tax years ranging from 2009 to 2022. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2019 remain subject to examination.

Note 12 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2024, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2024. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	December 31,
	2024	2023
	(In thousands)
Borrowing base, based on eligible receivables	$500,700	$527,600
Less: outstanding borrowings [1]	(459,200)	(527,000)
Less: outstanding letters of credit	(27,167)	—
Availability under accounts receivable securitization facilities	$14,333	$600

1As of December 31, 2024, outstanding borrowings are included in "Accounts receivable securitization – current portion" in the consolidated balance sheets and are offset by $0.2 million of deferred loan costs. As of December 31, 2023, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the consolidated balance sheets and are offset by $0.5 million of deferred loan costs. Interest accrued on the aggregate principal balance at a rate of 5.5% and 6.3%, as of December 31, 2024 and 2023, respectively.
Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization incurred program fees of $28.9 million in 2024, $24.8 million in 2023, and $9.3 million in 2022.
Refer to Note 21 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 13 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 12 and its outstanding finance lease obligations as discussed in Note 14, the Company's long-term debt consisted of the following:

	December 31,
	2024	2023
	(In thousands)
2021 Term Loan A-2, due September 3, 2026, net 1 2	$349,149	$199,902
2021 Term Loan A-3, due September 3, 2026, net 1 2	779,411	799,058
2023 Term Loan, due September 3, 2026, net 1 3	249,459	249,135
Revenue equipment installment notes 1 4	192,255	279,339
Prudential Notes, net [1]	16,611	25,078
Other	6,722	8,567
Total long-term debt, including current portion	1,593,607	1,561,079
Less: current portion of long-term debt	(148,294)	(338,058)
Long-term debt, less current portion	$1,445,313	$1,223,021

	December 31,
	2024	2023
	(In thousands)
Total long-term debt, including current portion	$1,593,607	$1,561,079
2021 Revolver, due September 3, 2026 1 5	232,000	67,000
Long-term debt, including revolving line of credit	$1,825,607	$1,628,079

1Refer to Note 21 for information regarding the fair value of debt.
2The carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 are net of $0.9 million and $0.6 million in deferred loan costs as of December 31, 2024, respectively. The carrying amounts of the 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.1 million and $0.9 million in deferred loan costs as of December 31, 2023, respectively.
3As of December 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs. As of December 31, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U. S. Xpress Acquisition and have a weighted average interest rate of 4.68% as of December 31, 2024.
5The Company also had outstanding letters of credit of $18.1 million and $18.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities, at December 31, 2024 and December 31, 2023, respectively. The Company also had outstanding letters of credit of $246.0 million and $264.3 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of December 31, 2024 and December 31, 2023, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility) with a group of banks, replacing the Company's prior debt agreements. The 2021 Debt agreement included the 2021 Term Loan A-1 which was paid off on December 3, 2022. On August 6, 2024, the Company entered into the First Amendment to the 2021 Debt Agreement (the "2024 Amendment") which, among other things, extended the maturity of the Company's 2021 Term Loan A-2 from September 3, 2024 to September 3, 2026, increased the size of the 2021 Term Loan A-2 from $200 million to $350 million, aligned the applicable margin for the 2021 Term Loan A-2 with that of the rest of the credit facility, transitioned the reference rate for the credit facility from BSBY to SOFR, and made other conforming changes. The following table presents the key terms of the 2021 Debt Agreement, as amended by the 2024 Amendment:

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
1The interest rate margin for the 2021 Term Loan and 2021 Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2024, interest accrued at 5.96% on the 2021 Term Loan A-2, 5.96% on the 2021 Term Loan A-3, and 5.96% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.10% to 0.20%. As of December 31, 2024, commitment fees on the unused portion of the 2021 Revolver accrued at 0.20% and outstanding letter of credit fees accrued at 1.50%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2024, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement, are made by Knight-Swift Transportation Holdings Inc., and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to fund a portion of the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of December 31, 2024 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.75%. As of December 31, 2024, interest accrued at 6.21% on the 2023 Term Loan.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
U.S. Xpress's Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $166.4 million as of December 31, 2024. Payment terms generally range from 48 months to 84 months. The interest rates as of December 31, 2024 range from 2.0% to 7.17%.
2021 Prudential Notes — Through the ACT Acquisition, the Company assumed the Second Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Capital Group ("2014 Prudential Notes"). On September 3, 2021, ACT entered into the 2021 Prudential Notes, replacing the 2014 Prudential Notes. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2025 through January 2028.
The 2021 Prudential Notes previously allowed ACT to borrow up to $125.0 million, less amounts then currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of December 31, 2024, ACT was in compliance with the covenants under the 2021 Prudential Notes.
See Note 21 for fair value disclosures regarding the Company's debt instruments.

Note 14 — Leases
Lessee Disclosures
Lease Cost — The components of the Company's lease cost were as follows:

	2024	2023
	(in thousands)
Operating lease cost:
Operating lease costs	$160,891	$116,811
Short-term lease cost [1]	10,774	13,458
Rental expense	171,665	130,269

Finance lease cost:
Amortization of property and equipment	134,597	62,591
Interest expense	23,286	12,452
Total finance lease cost	157,883	75,043

Total operating and finance lease costs	$329,548	$205,312

1    Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and corresponding lease liabilities are disclosed below.

	December 31,
	2024		2023
	Operating	Finance	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	3.6 years	3.6 years	3.9 years	3.8 years
Weighted average discount rate	5.0%	4.4%	4.9%	3.6%

Real estate and other leases
Weighted average remaining lease term	8.3 years	8.3 years	8.8 years	9.3 years
Weighted average discount rate	4.4%	4.2%	4.1%	4.2%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancellable leases were:

	December 31, 2024
	Operating	Finance
	(In thousands)
2025	$139,070	$164,614
2026	98,954	106,955
2027	53,905	129,833
2028	36,971	130,591
2029	23,864	70,818
Thereafter	106,872	72,584
Future minimum lease payments	459,636	675,395
Less: amounts representing interest	(64,372)	(77,958)
Present value of minimum lease payments	395,264	597,437
Less: current portion	(120,715)	(140,134)
Lease liabilities – less current portion	$274,549	$457,303

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

	2024	2023
	(in thousands)
Operating cash flows for operating leases	$175,898	$120,550
Operating cash flows for finance leases	23,286	12,452
Financing cash flows for finance leases	134,838	60,887

Refer to Note 22 for information regarding the leasing transactions between the Company and its related parties.
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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2024 and 2023, the gross carrying value of such revenue equipment underlying these leases was $51.9 million and $68.3 million, respectively, and accumulated depreciation was $26.5 million and $33.2 million, respectively. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $12.7 million and $13.2 million for 2024 and 2023, respectively.
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

	2024	2023
	(in thousands)
Operating lease revenue	$55,154	$80,021
Variable lease revenue	911	995
Total lease revenue [1]	$56,065	$81,016

Rental income [2]	$15,379	$13,656

1    Represents operating revenue earned by the Company for leasing equipment to independent contractors and other third-parties.
2    Represents non-operating income earned from leasing real estate to third parties.
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancellable leases were:

December 31, 2024
(In thousands)
2025	$46,077
2026	27,926
2027	15,422
2028	4,506
2029	726
Thereafter	3,336
Future minimum lease revenues	$97,993

Refer to Note 22 for information regarding the leasing transactions between the Company and related parties.

Note 15 — Defined Benefit Pension Plan
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
The pension plan was amended such that benefit accrual and plan participation for the plan were effectively frozen as of January 1, 1997, resulting in a curtailment on that date. The net pension liability recognized is as follows:

	December 31,
	2024	2023
	(In thousands)
Projected benefit obligation	$32,717	$35,401
Less: fair value of plan assets	33,788	$35,423
Overfunded status	$(1,071)	$(22)
Accrued pension liability recognized [1]	$1,238	$847

1The pension liability is included in "Other long-term liabilities" in the consolidated balance sheets.
"Other comprehensive income (loss)" in the consolidated statements of comprehensive income included a $0.1 million gain during 2024 and a $1.4 million gain and $0.5 million for partial settlement of the plan related to a retiree annuity purchase during 2023. The provisions of the plan do not require compensation levels to be considered in determining the plan’s benefit obligation. As such, the accumulated benefit obligation and projected benefit obligation are the same.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other information concerning the defined benefit pension plan is summarized below:

	2024	2023
	(In thousands)
Net periodic pension income (expense)	$391	$(7)
Benefits paid	1,363	$3,050

Assumptions
A weighted-average discount rate of 5.11% and 4.85% was used to determine benefit obligations as of December 31, 2024 and December 31, 2023, respectively.
The following weighted-average assumptions were used to determine net periodic pension cost:

	2024	2023
Discount rate	5.39%	4.73%
Expected long-term rate of return on pension plan assets	6.00%	6.00%

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
The defined benefit pension plan weighted-average asset allocations, by asset category, are as follows:

	2024	2023
Asset category:
Equity securities	—%	—%
Debt securities	98%	97%
Cash and cash equivalents	2%	3%
Total	100%	100%

Pension plan assets
The target allocation by asset category, is as follows:

	2024	2023
Asset category:
Debt securities	100%	100%
Total	100%	100%

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
Refer to Note 21 for additional information regarding fair value measurements of the Company's investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Cash flows
ACT did not contribute to the pension plan during 2024. ACT is not expecting to recognize any net loss within "Other comprehensive loss" in the consolidated statements of comprehensive income during 2025.
The following benefit payments are expected to be paid in each of the fiscal years as follows:

December 31, 2024
(In thousands)
2025	2,177
2026	2,334
2027	2,455
2028	2,552
2029	2,554
2030 through 2034	12,742
Total	$24,814

Note 16 — Purchase Commitments
As of December 31, 2024, the Company had outstanding commitments to acquire revenue equipment of $619.0 million in 2025 ($552.2 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2024, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $104.3 million in 2025, $26.4 million in the two-year period 2026 through 2027, and $8.6 million in the two-year period 2028 through 2029, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
Based on management's present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
not likely to have a materially adverse impact on our overall financial position, operating results, or cash flows. However, there are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. The Company's financial position, cash flows or results of operations could be materially affected in any particular period by future claims or the adverse development or ultimate resolution of one or more of these contingencies.
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $6.8 million and $4.8 million relating to the Company's outstanding legal proceedings as of December 31, 2024 and 2023, respectively.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of the normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of December 31, 2024, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $1.4 million in the aggregate for all current and prior year claims.

Note 18 — Share Repurchase Plans
In 2022, the Company announced that the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during 2024 and 2023.no
As of December 31, 2024 and December 31, 2023, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

Note 19 — Stock-based Compensation
Compensatory Stock Plans
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2024, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 4.3 million.
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
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2024	2023	2022
	(In thousands)
Restricted stock units	22,887	27,543	21,091
Performance units	670	379	12,837
Total stock-based compensation expense, net of forfeitures	$23,557	$27,922	$33,928
Income tax benefit [1]	$4,768	$6,166	$4,201

1The income tax benefit is calculated by applying the statutory tax rate to stock-based compensation expense for equity awards.
Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2024
	Expense	Weighted Average Period
	(In thousands)	(In years)
Restricted stock units	48,567	2.0
Performance units	9,273	2.4
Total unrecognized stock-based compensation expense	$57,840	2.1

Stock Award Grants

	2024	2023	2022
Restricted stock units	520,331	422,384	534,307
Performance units	90,105	106,880	118,520
Total stock awards granted	610,436	529,264	652,827

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Stock Options
Stock options are the contingent right of award holders to purchase shares of the Company's common stock at a stated price for a limited time. The exercise price of options granted equals the fair value of the Company's common stock determined by the closing price of the Company's common stock quoted on the NYSE on the grant date. Most stock options granted by the Company could not be exercised until at least one year after the grant date and had a five to ten-year contractual term. Stock options were generally forfeited upon termination of employment for reasons other than death, disability, or retirement.
As of December 31, 2024 and 2023, the Company had no stock options outstanding.
The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2023	2022
	(In thousands, except share data)
Number of stock options exercised	6,813	76,900
Intrinsic value of stock options exercised	$225	$1,297
Cash received upon exercise of stock options	$162	$2,511
Income tax benefit	$44	$63
Restricted Stock Units
A restricted stock unit represents a right to receive a common share of stock when the unit vests. Restricted stock unit recipients do not have voting rights with respect to the shares underlying unvested awards. Employees generally forfeit their units if their employment terminates before the vesting date, with the exception of death, disability, or retirement.
The following table is a rollforward of unvested restricted stock units:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value [1]
Unvested restricted stock units at December 31, 2023	1,544,426	$48.71
Granted	520,331	49.66
Vested [2]	(527,094)	46.13
Forfeited	(146,222)	51.26
Unvested restricted stock units at December 31, 2024	1,391,441	$49.77

1The fair value of each restricted stock unit is based on the closing market price on the grant date.
2Includes 185,782 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
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
The following table is a rollforward of unvested performance units:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2023	477,092	$54.17
Granted	90,105	$61.17
Shares earned above target	19,998	$42.34
Vested [1]	(103,915)	$43.41
Forfeited	(178,090)	$59.32
Unvested performance units at December 31, 2024 [2]	305,190	$59.88

1Includes 37,941 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2The performance measurement period for units granted in 2021 is January 1, 2022 to December 31, 2024 (three full calendar years). The performance measurement period for units granted in 2022 is January 1, 2023 to December 31, 2025 (three full calendar years). The performance measurement period for units granted in 2023, as well as certain units granted in 2024, is January 1, 2024 to December 31, 2026 (three full calendar years). The performance measurement period for units granted in 2024 is January 1, 2025 to December 31, 2027 (three full calendar years). All performance units, if and to the extent earned, will vest one month following the expiration of the performance measurement period.
The following table presents the weighted average assumptions used in the fair value computation for performance units:

Performance unit fair value assumptions:	2024	2023	2022
Dividend yield [1]	1.09%	0.97%	0.87%
Expected volatility [2]	30.74%	30.09%	33.11%
Average peer volatility [2]	34.89%	33.59%	38.22%
Average peer correlation coefficient [3]	0.56	0.58	0.61
Risk-free interest rate [4]	4.09%	4.08%	4.07%
Expected term (in years) [5]	3.1	3.0	3.1
Weighted-average fair value of performance units granted	$61.17	$59.74	$57.78
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
In 2024, the Company issued approximately 80,000 shares under the 2012 ESPP at a weighted average discounted price per share of $56.20. As of December 31, 2024, the Company is authorized to issue an additional 0.7 million shares under the 2012 ESPP.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 20 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2024	2023	2022
	(In thousands)
Basic weighted average common shares outstanding	161,738	161,188	162,260
Dilutive effect of equity awards	435	638	951
Diluted weighted average common shares outstanding	162,173	161,826	163,211
Anti-dilutive shares excluded from earnings per diluted share [1]	435	252	335
1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Note 21 — Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2024 and 2023, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		December 31, 2024		December 31, 2023
	Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	104,640	104,640	102,252	102,252

Financial Liabilities:
2021 Term Loan A-2, due September 2026 1 2	Long-term debt – less current portion	349,149	350,000	199,902	200,000
2021 Term Loan A-3, due September 2026 1 2	Long-term debt – less current portion	779,411	780,000	799,058	800,000
2023 Term Loan, due September 2026 1 3	Long-term debt – less current portion	249,459	250,000	249,135	250,000
2021 Revolver, due September 2026	Revolving line of credit	232,000	232,000	67,000	67,000
Revenue equipment installment notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	192,255	192,255	279,339	279,339
2021 Prudential Notes 1 5	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	16,611	16,621	25,078	25,100
2023 RSA, due October 2025 1 6	Accounts receivable securitization – current portion, Accounts receivable securitization – less current portion	458,983	459,200	526,508	527,000
Mandatorily redeemable contingent consideration [7]	Accrued liabilities, Other long-term liabilities	132,287	132,287	134,107	134,107
Contingent consideration [7]	Accrued liabilities, Other long-term liabilities	5,203	5,203	40,859	40,859

1Level 2 inputs used to estimate the fair value.
2As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 are net of $0.9 million and $0.6 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.1 million and $0.9 million in deferred loan costs, respectively.
3As of December 31, 2024, the carrying amount of the 2023 Term Loan is net of $0.5 million in deferred loan costs. As of December 31, 2023, the carrying amount of the 2023 Term Loan is net of $0.9 million in deferred loan costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
4As of December 31, 2024, the carrying amount of the revenue equipment installment notes included $0.6 million in fair value adjustments.As of December 31, 2023, the carrying amount of the revenue equipment installment notes included $1.3 million in fair value adjustments.
5As of December 31, 2024, the carrying amount of the 2021 Prudential Notes is net of $10,000 in deferred loan costs and $0.6 million in fair value adjustments. As of December 31, 2023, the carrying amount of the 2021 Prudential Notes is net of $22,000 in deferred loan costs and $1.1 million in fair value adjustments.
6The carrying amount of the 2023 RSA is net of $0.2 million in deferred loan costs as of December 31, 2024. The carrying amount of the 2023 RSA is net of $0.5 million in deferred loan costs as of December 31, 2023.
7Refer to Note 4 for information regarding the contingent consideration related to the U.S. Xpress Acquisition.
Recurring Fair Value Measurements (Assets) — As of December 31, 2024 and December 31, 2023, the Company had no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2024 and 2023.

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2024
Mandatorily redeemable contingent consideration 1 2	$132,287	$—	$—	$132,287	$1,820
Contingent consideration [1]	$5,203	$—	$—	$5,203	$35,656
As of December 31, 2023
Mandatorily redeemable contingent consideration [1]	134,107	—	—	134,107	—
Contingent consideration [1]	40,859	—	—	40,859	3,359

1The Company measures contingent consideration liabilities at fair value each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are forecasted operating income and net income over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earnout liabilities. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations.
The following is a rollforward for the summary of changes in the fair value of the Company's contingent consideration liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions:

	2024	2023

Beginning balance	$174,966	$4,218
Change in fair value of contingent consideration (a)	(36,617)	—
Fair value of contingent consideration issuances (b)	—	174,107
Settlement of contingent consideration (c)	(859)	(3,359)
Ending balance	$137,490	$174,966

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. As of December 31, 2024, the Company used volatility rates of 38.0% and 41.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of December 31, 2024 the Company used a discount rate of 5.7%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
Based on the Company’s ongoing assessment of the fair value of the contingent consideration the Company recorded a net decrease in the estimated fair value of such liabilities of $36.6 million during 2024 which was recognized as a gain and is recorded in "Other income (expense), net" in the Company's consolidated statement of comprehensive income.
(b)Refer to Note 4 for information regarding the initial measurement of the contingent consideration related to the U.S. Xpress Acquisition.
(c)The Company recognized gains of $0.9 million and $3.4 million during 2024 and 2023, respectively. These gains were related to the settlement of certain contingent consideration agreements and are recorded in "Miscellaneous operating expenses" in the Company's consolidated statement of comprehensive income.
2As of December 31, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a nonrecurring basis as of December 31, 2024 and 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2024
Buildings [1]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [2]	$—	$—	$—	$—	$(5,974)
Equipment [3]	$—	$—	$—	$—	$(12,750)
As of December 31, 2023
Buildings [1]	$—	$—	$—	$—	$(187)
Equipment [3]	—	—	—	—	(469)
Software [4]	—	—	—	—	(1,580)

1    Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
2    Reflects the non-cash impairment related to the market value of facility leases (within the Truckload segment and the LTL segment).
3    Reflects the non-cash impairment of certain revenue equipment held for sale and other equipment (within the Truckload segment and the All Other Segments).
4    Reflects the non-cash impairment of software (within the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2024 and 2023, there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2024
Fixed income funds	33,399	33,399	—	—
Cash and cash equivalents	389	389	—	—
Total pension plan assets	$33,788	$33,788	$—	$—

As of December 31, 2023
Fixed income funds	34,536	34,536	—	—
Cash and cash equivalents	887	887	—	—
Total pension plan assets	$35,423	$35,423	$—	$—

Note 22 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2024		2023		2022
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	1,008	624	529	158	—	284
Other Services	—	34	27	410	94	35

Receivables and payables pertaining to related party transactions were:

	December 31, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	—	136	23	37

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

Note 23 — Information by Segment, Geography, and Customer Concentration
Segment Information
Since the merger of Knight and Swift in 2017, the Company has grown both organically as well as through strategic acquisitions, including the ACT Acquisition and the acquisition of MME in 2021, the U.S. Xpress Acquisition in 2023, and the DHE Acquisition in 2024. Additionally, the Company’s various logistics and intermodal businesses have been re-organized with oversight by one segment leader respectively. Based on these events as well as the information reviewed by the CODMs, identified as the Executive Chairman of the Board, the Chief Executive Officer, and the Chief Financial Officer, the Company identified ten operating segments structured around the types of transportation services offerings provided to our customers, as well as the equipment utilized. The Company aggregated the three truckload operating segments into the one reportable segment discussed below based on similarities with both their qualitative and economic characteristics.
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
LTL
Our LTL segment, established in 2021 through the ACT Acquisition and later the acquisitions of MME and DHE, is comprised of one operating segment and provides our customers with regional LTL transportation services through a network of approximately 170 service centers in the Company's geographical footprint. The Company's LTL service also includes national coverage to customers by utilizing partner carriers for areas outside of the Company's direct network.
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
See Note 2 for additional disclosures regarding the Company's accounting policies about segment disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables present the Company's financial information by segment:

	2024
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments [2]	Eliminations	Total
	(In thousands)
Total revenue	$5,034,941	$1,235,547	$570,001	$387,232	$266,496	$(84,139)	$7,410,078

Less [1]:
Salaries, wages, and benefits	1,786,201	681,697	27,195	60,850	268,617	(2,573)	2,821,987
Fuel	749,067	102,723	—	17,322	2,034	—	871,146
Operations and maintenance	519,485	75,389	10,993	28,568	(67,929)	(19,623)	546,883
Insurance and claims	316,342	51,988	5,869	3,968	37,485	—	415,652
Depreciation and amortization of property and equipment	545,773	79,944	3,445	22,257	66,103	—	717,522
Purchased transportation	453,020	16,961	470,289	241,904	11,212	(22,580)	1,170,806
Other segment items [3]	496,708	139,455	28,898	21,821	(24,825)	(39,363)	622,694
Total operating expense	4,866,596	1,148,157	546,689	396,690	292,697	(84,139)	7,166,690

Operating income (loss)	$168,345	$87,390	$23,312	$(9,458)	$(26,201)	$—	$243,388
Operating ratio	96.7%	92.9%	95.9%	102.4%	109.8%	100.0%	96.7%

	2023 (recast)
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments 2 4	Eliminations	Total
	(In thousands)
Total revenue	$4,698,655	$1,082,454	$582,250	$410,549	$462,061	$(94,203)	$7,141,766

Less [1]:
Salaries, wages, and benefits	1,544,819	584,836	24,961	56,978	270,330	(2,165)	2,479,759
Fuel	757,841	100,926	—	17,009	2,662	(31)	878,407
Operations and maintenance	455,919	57,566	10,629	36,430	(64,178)	(22,875)	473,491
Insurance and claims	270,560	32,394	2,424	4,948	299,210	—	609,536
Depreciation and amortization of property and equipment	504,378	67,144	4,165	19,621	69,654	—	664,962
Purchased transportation	452,242	17,710	469,909	264,213	20,663	(33,901)	1,190,836
Other segment items [3]	414,919	102,998	26,744	21,857	(24,665)	(35,231)	506,622
Total operating expense	4,400,678	963,574	538,832	421,056	573,676	(94,203)	6,803,613

Operating income (loss)	$297,977	$118,880	$43,418	$(10,507)	$(111,615)	$—	$338,153
Operating ratio	93.7%	89.0%	92.5%	102.6%	124.2%	100.0%	95.3%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2022 (recast)
Operating income by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments [2]	Eliminations	Total
	(In thousands)
Total revenue	$4,531,115	$1,069,554	$920,707	$485,786	$516,735	$(95,315)	$7,428,582

Less [1]:
Salaries, wages, and benefits	1,265,931	548,758	27,197	51,967	283,448	(3,368)	2,173,933
Fuel	749,605	124,884	—	17,152	3,962	—	895,603
Operations and maintenance	395,801	52,592	8,823	44,396	(54,881)	(23,859)	422,872
Insurance and claims	201,032	32,143	1,580	3,698	217,464	1	455,918
Depreciation and amortization of property and equipment	453,562	61,819	2,407	16,727	60,466	—	594,981
Purchased transportation	436,636	19,953	711,389	283,028	32,568	(38,637)	1,444,937
Other segment items [3]	281,967	102,796	35,369	20,651	(62,821)	(29,452)	348,510
Total operating expense	3,784,534	942,945	786,765	437,619	480,206	(95,315)	6,336,754

Operating income	$746,581	$126,609	$133,942	$48,167	$36,529	$—	$1,091,828
Operating ratio	83.5%	88.2%	85.5%	90.1%	92.9%	100.0%	85.3%

1The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2The credits within All Other Segments represent allocations within corporate to the other segments.
3Other segment items for each reportable segment include operating taxes and licenses, communications, amortization of intangibles, rental expense, impairments, and other miscellaneous operating expenses.
4The $111.6 million operating loss within our All Other Segments is primarily driven by the $125.5 million operating loss in the third-party insurance business.
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2024, 2023, and 2022. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2024 and 2023.
Customer Concentration
Services provided to the Company's largest customer generated 12.6%, 11.2%, and 13.1% of total revenue in 2024, 2023, and 2022, respectively. Revenue generated by the Company's largest customer is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2024, 2023, or 2022.

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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of internal control over financial reporting as of December 31, 2024 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 20, 2025

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal One: Election of Directors," "Management," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," "The Board of Directors and Corporate Governance — Board Committees," and "The Board of Directors and Corporate Governance — Securities Trading Policy" in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,696,631	$—	4,968,221
Equity compensation plans not approved by security holders	—	—	—
Total	1,696,631	$—	4,968,221

Column (a) includes 1,696,631 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 4,261,748 shares available for issuance under the 2014 Stock Plan and 706,473 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC.

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
Incorporated by reference to Exhibit 2.2 of Form 10-Q for the quarter ended September 30, 2021

2.3	Agreement and Plan of Merger, dated as of March 20, 2023, by and among Knight-Swift Transportation Holdings, Inc., U.S. Xpress Enterprises, Inc., and Liberty Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 21, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fifth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 12, 2023

4.1	Description of the Registrant’s Securities	Filed herewith

10.1**	Knight Transportation, Inc. 2012 Equity Compensation Plan	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.2**	Knight Transportation, Inc. Form of Stock Option Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.3**	Swift Transportation Co., Inc. Retirement Plan, effective January 1, 1992, amended and restated on January 1, 2007	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.4**	Swift Transportation Company Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.5**	Swift Transportation Company Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

10.6**	Swift Transportation Company Form of Non-Qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.7**	Swift Transportation Company Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.8
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

10.9
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

10.10
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

10.11
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
Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.12**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.13**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.14**	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018

10.15**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2018

10.16
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.17
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Gary J. Knight, The Gary J. Knight Revocable Living Trust dated May 19, 1993, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 13, 2017

10.18
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Kevin P. Knight, The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.19	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.20**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.21**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.22**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.23**	Knight-Swift Transportation Holdings Inc. Second Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14A field on April 9, 2020

10.24
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

10.25
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
Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2018

10.26**	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2020

10.27
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

10.28
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
Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2021

10.29**	Form of RSU Award Notice	Filed herewith

10.30**	Form of Target Performance Unit Award Notice (2022)	Filed herewith

10.31**	Form of Relative Performance Unit Award Notice (2022)	Filed herewith

10.32**	Form of Target Performance Unit Award Notice (2023)	Filed herewith

10.33**	Form of Relative Performance Unit Award Notice (2023)	Filed herewith

10.34**	Form of Target Performance Unit Award Notice (2024)	Filed herewith

10.35**	Form of Relative Performance Unit Award Notice (2024)	Filed herewith

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.36
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

10.37
Rollover Agreement, dated March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., Liberty Holdings Topco LLC, Max L. Fuller, William Eric Fuller, and each of the other Stockholders set forth on Schedule A thereto

Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023

10.38	Form of Amended and Restated Limited Liability Company Agreement of Liberty Holdings Topco LLC	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2023

10.39	Irrevocable Proxy and Agreement, dated March 20, 2023, by and among each Stockholder of U.S. Xpress Enterprises, Inc. set forth on Schedule A thereto and U.S. Xpress Enterprises, Inc.	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2023

10.40*
Credit Agreement, dated as of June 22, 2023, by and among Knight-Swift Transportation Holdings Inc., the Lender referred to therein, Bank of America, N.A., as Administrative Agent, and PNC Bank National Association and Wells Fargo Bank, National Association as Lenders and Co-Syndication Agents

Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2023

10.41
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
Incorporated by reference to Exhibit 10.50 of Form 10-K for the year ended December 31, 2023

10.42	Severance Agreement and Release by and between David A. Jackson and Knight-Swift Transportation Holdings Inc., dated as of March 8, 2024	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2024

10.43
First Amendment to Credit Agreement, dated as of August 6, 2024, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent and PNC Bank National Association and Wells Fargo Bank, National Association as Lenders and Co-Syndication Agents

Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2024

19.1	Knight-Swift Securities Trading Policy	Filed herewith

21.1	Subsidiaries of Knight-Swift Transportation Holdings Inc.	Filed herewith

23.1	Consent of Grant Thornton	Filed herewith

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Executive Officer (principal executive officer)
Filed herewith

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Andrew Hess, the Company's Chief Financial Officer (principal financial officer)
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Executive Officer	Furnished herewith

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Andrew Hess, the Company's Chief Financial Officer	Furnished herewith

97.1	Knight-Swift Transportation Holdings Inc. Clawback Policy	Incorporated by reference to Exhibit 97.1 of Form 10-K for the year ended December 31, 2023

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
By:	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer
in his capacity as such and on behalf of the registrant
February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ Adam W. Miller	February 20, 2025	/s/ Michael Garnreiter	February 20, 2025
Adam W. Miller		Michael Garnreiter
Chief Executive Officer and Director		Director
(Principal Executive Officer)

/s/ Andrew Hess	February 20, 2025	/s/ Robert Synowicki, Jr.	February 20, 2025
Andrew Hess		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 20, 2025	/s/ David Vander Ploeg	February 20, 2025
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 20, 2025	/s/ Kathryn Munro	February 20, 2025
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 20, 2025	/s/ Roberta Roberts Shank	February 20, 2025
Gary J. Knight		Roberta Roberts Shank
Executive Vice Chairman		Director

/s/ Reid B. Dove	February 20, 2025	/s/ Louis Hobson	February 20, 2025
Reid B. Dove		Louis Hobson
Director		Director

/s/ Jessica Powell	February 20, 2025	/s/ Amy Boerger	February 20, 2025
Jessica Powell		Amy Boerger
Director		Director