Form 10-Q
period 2025-03-31
Knight-Swift Transportation Holdings Inc.
filed 2025-04-30
CIK 1492691

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
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 162,050,000 shares of the registrant's common stock outstanding as of April 23, 2025.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026, as amended by the 2024 Amendment
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
2024 Amendment	First Amendment to the Company's 2021 Debt Agreement, entered into on August 6, 2024
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$209,480	$218,261
Cash and cash equivalents – restricted	135,152	147,684
Trade receivables, net of allowance for doubtful accounts of $38,056 and $37,797, respectively	867,258	803,696
Contract balance – revenue in transit	9,123	7,238
Prepaid expenses	124,984	123,089
Assets held for sale	62,303	82,993
Income tax receivable	13,523	37,260
Other current assets	33,034	28,520
Total current assets	1,454,857	1,448,741
Gross property and equipment	7,109,564	7,104,514
Less: accumulated depreciation and amortization	(2,484,008)	(2,401,129)
Property and equipment, net	4,625,556	4,703,385
Operating lease right-of-use-assets	366,559	372,841
Goodwill	3,962,142	3,962,142
Intangible assets, net	2,037,848	2,057,044
Other long-term assets	159,110	154,379
Total assets	$12,606,072	$12,698,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$325,573	$329,697
Accrued payroll and purchased transportation	178,632	194,875
Accrued liabilities	76,025	64,100
Claims accruals – current portion	247,191	249,953
Finance lease liabilities and long-term debt – current portion	266,788	288,428
Operating lease liabilities – current portion	120,343	120,715
Accounts receivable securitization – current portion	434,056	458,983
Total current liabilities	1,648,608	1,706,751
Revolving line of credit	280,000	232,000
Long-term debt – less current portion	1,412,548	1,445,313
Finance lease liabilities – less current portion	440,520	457,303
Operating lease liabilities – less current portion	259,315	274,549
Claims accruals – less current portion	344,379	335,880
Deferred tax liabilities	897,380	919,814
Other long-term liabilities	200,517	210,117
Total liabilities	5,483,267	5,581,727
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,024 and 161,896 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1,620	1,619
Additional paid-in capital	4,454,631	4,446,726
Accumulated other comprehensive income (loss)	21	(442)
Retained earnings	2,658,598	2,661,064
Total Knight-Swift stockholders' equity	7,114,870	7,108,967
Noncontrolling interest	7,935	7,838
Total stockholders’ equity	7,122,805	7,116,805
Total liabilities and stockholders’ equity	$12,606,072	$12,698,532
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2025	2024
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,632,963	$1,612,814
Truckload and LTL fuel surcharge	191,399	209,653
Total revenue	1,824,362	1,822,467
Operating expenses:
Salaries, wages, and benefits	721,659	692,907
Fuel	207,246	234,589
Operations and maintenance	132,372	134,633
Insurance and claims	92,225	122,446
Operating taxes and licenses	34,366	31,329
Communications	7,383	7,533
Depreciation and amortization of property and equipment	177,479	181,865
Amortization of intangibles	19,246	18,543
Rental expense	42,866	42,996
Purchased transportation	277,294	277,257
Impairments	28	3,982
Miscellaneous operating expenses	45,535	53,832
Total operating expenses	1,757,699	1,801,912
Operating income	66,663	20,555
Other (expenses) income:
Interest income	3,034	5,022
Interest expense	(40,203)	(41,236)
Other income (expense), net	11,038	8,992
Total other expenses, net	(26,131)	(27,222)
Income (loss) before income taxes	40,532	(6,667)
Income tax expense (benefit)	10,303	(3,674)
Net income (loss)	30,229	(2,993)
Net loss attributable to noncontrolling interest	410	358
Net income (loss) attributable to Knight-Swift	30,639	(2,635)
Other comprehensive income (loss)	463	(38)
Comprehensive income (loss)	$31,102	$(2,673)

Earnings (loss) per share:
Basic	$0.19	$(0.02)
Diluted	$0.19	$(0.02)

Dividends declared per share:	$0.18	$0.16

Weighted average shares outstanding:
Basic	161,974	161,511
Diluted	162,457	162,086
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,229	$(2,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	196,725	200,408
Gain on sale of property and equipment	(15,542)	(6,651)
Impairments	28	3,982
Deferred income taxes	(22,434)	(13,673)
Non-cash lease expense	36,587	46,885
Gain on equity securities	(121)	(110)
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	2,618	1,929
Increase (decrease) in cash resulting from changes in:
Trade receivables	(67,280)	17,995
Income tax receivable	23,737	7,542
Accounts payable	(28,559)	(25,564)
Accrued liabilities and claims accrual	(9,135)	(148,098)
Operating lease liabilities	(35,457)	(54,270)
Other assets and liabilities	(1,967)	9,893
Net cash provided by operating activities	109,429	37,275
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	—	530
Proceeds from sale of property and equipment, including assets held for sale	82,610	50,605
Purchases of property and equipment	(122,048)	(191,905)
Expenditures on assets held for sale	(334)	(32)
Acquisition of leased assets	(10,425)	—
Other cash flows (used in) provided by investing activities	(4,022)	1,055
Net cash used in investing activities	(54,219)	(139,747)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(71,518)	(58,781)
Borrowings on revolving lines of credit	118,000	230,000
Repayments on revolving lines of credit	(70,000)	(95,000)
Borrowings under accounts receivable securitization	10,000	12,000
Repayments of accounts receivable securitization	(35,000)	(85,000)
Proceeds from common stock issued	1,066	953
Dividends paid	(29,313)	(25,909)
Other cash flows provided by (used in) financing activities	462	(486)
Net cash used in financing activities	(76,303)	(22,223)
Net decrease in cash, restricted cash, and equivalents	(21,093)	(124,695)
Cash, restricted cash, and equivalents at beginning of period	370,230	469,686
Cash, restricted cash, and equivalents at end of period	$349,137	$344,991

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$39,660	$41,264
Income taxes	(765)	(717)
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$28,360	$1,345
Financing provided to independent contractors for equipment sold	154	542
Transfers from property and equipment to assets held for sale	35,177	28,366
Right-of-use assets obtained in exchange for operating lease liabilities	19,851	5,102
Property and equipment obtained in exchange for finance lease liabilities	—	21,401
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	—	20,025

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$209,480	$218,261	$204,762	$168,545
Cash and cash equivalents – restricted [1]	135,152	147,684	136,174	297,275
Other long-term assets [1]	4,505	4,285	4,055	3,866
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$349,137	$370,230	$344,991	$469,686

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	107	1	(1)			—		—
Common stock issued under ESPP	21		1,066			1,066		1,066
Shares withheld – RSU settlement				(3,732)		(3,732)		(3,732)
Employee stock-based compensation expense			6,840			6,840		6,840
Cash dividends paid and dividends accrued ($0.18 per share)				(29,373)		(29,373)		(29,373)
Net income				30,639		30,639	(410)	30,229
Other comprehensive income					463	463		463
Investment in noncontrolling interest							707	707
Distribution to noncontrolling interest							(200)	(200)
Balances – March 31, 2025	162,024	$1,620	$4,454,631	$2,658,598	$21	$7,114,870	$7,935	$7,122,805

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	191	2	(2)			—		—
Common stock issued under ESPP	17	1	952			953		953
Shares withheld – RSU settlement				(6,435)		(6,435)		(6,435)
Employee stock-based compensation expense			3,981			3,981		3,981
Cash dividends paid and dividends accrued ($0.16 per share)				(26,019)		(26,019)		(26,019)
Net loss				(2,635)		(2,635)	(358)	(2,993)
Other comprehensive loss					(38)	(38)		(38)
Investment in noncontrolling interest							730	730
Distribution to noncontrolling interest			(1,047)			(1,047)	(991)	(2,038)
Balances – March 31, 2024	161,593	$1,616	$4,430,736	$2,624,666	$(868)	$7,056,150	$16,072	$7,072,222

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the quarter ended March 31, 2025, the Company operated an average of 21,909 tractors (comprised of 19,840 company tractors and 2,069 independent contractor tractors) and 89,567 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 4,023 tractors and 10,976 trailers. Additionally, the Intermodal segment operated an average of 622 tractors and 12,546 intermodal containers. As of March 31, 2025, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2024 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.
Note regarding comparability — The reported results do not include the LTL operations of DHE prior to its acquisition by the Company on July 30, 2024 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's current and prior period results may not be meaningful.
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

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
January 2025	ASU 2025-01: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this ASU clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material

Note 3 — Acquisitions and Investments
DHE
On July 30, 2024, the Company, through a wholly owned subsidiary, acquired the operating assets and assumed certain liabilities of the regional less-than-truckload division of Dependable Highway Express, Inc. based in Los Angeles, California.
The total purchase price consideration of $185.0 million, including net working capital adjustments, was funded through borrowing on the 2021 Revolver on the transaction date. At closing, $1.5 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. As March 31, 2025 $0.5 million remains in escrow and is subject to further adjustments.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	July 30, 2024 Opening Balance Sheet as Reported at September 30, 2024	Adjustments	July 30, 2024 Opening Balance Sheet as Reported at March 31, 2025

Fair value of the consideration transferred	$184,986	$—	$184,986

Other current assets	445	—	445
Property and equipment	29,796	—	29,796
Operating lease right-of-use assets	15,448	—	15,448
Identifiable intangible assets [1]	72,400	1,000	73,400
Other noncurrent assets	98	—	98
Total assets	118,187	1,000	119,187

Claims accruals – current and noncurrent portions	(4,000)	—	(4,000)
Operating lease liabilities – current and noncurrent portions	(12,400)	—	(12,400)
Total liabilities	(16,400)	—	(16,400)

Goodwill	$83,199	$(1,000)	$82,199

1    Includes $57.9 million in customer relationships and $15.5 million in trade names.
The Company did not complete any material acquisitions or investments during the quarter ended March 31, 2025.

Note 4 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended March 31, 2025 and March 31, 2024 were 25.4% and 55.1%, respectively. The current quarter effective tax rate was primarily impacted by an increase in pre-tax income.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company has $11.3 million and $11.1 million, respectively in valuation allowances associated with state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of March 31, 2025 and December 31, 2024.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2019 to 2022. At the completion of these examinations, management does not expect any adjustments which would have a material impact on the Company's effective tax rate. Years subsequent to 2019 remain subject to examination.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of March 31, 2025, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2025. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Borrowing base, based on eligible receivables	$463,400	$500,700
Less: outstanding borrowings [1]	(434,200)	(459,200)
Less: outstanding letters of credit	(20,373)	(27,167)
Availability under accounts receivable securitization facilities	$8,827	$14,333

1Outstanding borrowings are included in "Accounts receivable securitization - current portion" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. Interest accrued on the aggregate principal balance at a rate of 5.3% and 5.5% as of March 31, 2025 and December 31, 2024, respectively.
Refer to Note 12 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
2021 Term Loan A-2, due September 3, 2026, net 1 2	349,277	349,149
2021 Term Loan A-3, due September 3, 2026, net 1 2	769,500	779,411
2023 Term Loan, due September 3, 2026, net 1 3	249,540	249,459
Revenue equipment installment notes 1 4	169,514	192,255
Prudential Notes, net [1]	8,674	16,611
Other	6,491	6,722
Total long-term debt, including current portion	1,552,996	1,593,607
Less: current portion of long-term debt	(140,448)	(148,294)
Long-term debt, less current portion	$1,412,548	$1,445,313

	March 31, 2025	December 31, 2024
	(In thousands)
Total long-term debt, including current portion	$1,552,996	$1,593,607
2021 Revolver, due September 3, 2026 1 5	280,000	232,000
Long-term debt, including revolving line of credit	$1,832,996	$1,825,607

1Refer to Note 12 for information regarding the fair value of debt.
2As of March 31, 2025, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.7 million and $0.5 million in deferred loan costs, respectively. As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.9 million and $0.6 million in deferred loan costs, respectively.
3As of March 31, 2025, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs. As of December 31, 2024, the carrying amounts of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 4.72% and 4.68% as of March 31, 2025 and December 31, 2024, respectively.
5The Company also had outstanding letters of credit of $18.2 million and $18.1 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both March 31, 2025 and December 31, 2024, respectively. The Company also had outstanding letters of credit of $242.6 million and $246.0 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of March 31, 2025 and December 31, 2024, respectively.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2025, interest accrued at 5.92% on the 2021 Term Loan A-2, 5.92% on the 2021 Term Loan A-3, and 5.92% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of March 31, 2025, commitment fees on the unused portion of the 2021 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.5%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of March 31, 2025, the Company was in compliance with the covenants under the 2021 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of March 31, 2025 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.75%. As of March 31, 2025, interest accrued at 6.17% on the 2023 Term Loan.
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $147.4 million as of March 31, 2025. Terms generally range from 48 months to 84 months. The interest rates as of March 31, 2025 range from 2.0% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2025 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of March 31, 2025, the Company was in compliance with the covenants under the 2021 Prudential Notes.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended March 31, 2025 and 2024 were immaterial.
Assumptions
A weighted-average discount rate of 5.26% was used to determine benefit obligations as of March 31, 2025.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended March 31,
	2025	2024
Discount rate	5.39%	4.73%
Expected long-term rate of return on pension plan assets	5.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of March 31, 2025, the Company had outstanding commitments to purchase revenue equipment of $529.6 million in the remainder of 2025 ($475.5 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2025, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $86.9 million in the remainder of 2025, $58.2 million from 2026 through 2027, $8.6 million from 2028 through 2029, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $4.9 million, relating to the Company's outstanding legal proceedings as of March 31, 2025.
Third-Party Carrier Insurance Commitments
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

Note 10 — Share Repurchase Plans
In April 2022, the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during the quarters ended March 31, 2025 and 2024.no
As of March 31, 2025 and December 31, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Basic weighted average common shares outstanding	161,974	161,511
Dilutive effect of equity awards	483	575
Diluted weighted average common shares outstanding	162,457	162,086
Anti-dilutive shares excluded from earnings per diluted share [1]	331	41
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		March 31, 2025		December 31, 2024
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	$110,471	$110,471	$104,640	$104,640

Financial Liabilities:
2021 Term Loan A-2, due September 2026 1 2	Finance lease liabilities and long-term debt – less current portion	$349,277	$350,000	$349,149	$350,000
2021 Term Loan A-3, due September 2026 1 2	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	769,500	770,000	779,411	780,000
2023 Term Loan, due September 2026 1 3	Long-term debt – less current portion	249,540	250,000	249,459	250,000
2021 Revolver, due September 2026	Revolving line of credit	280,000	280,000	232,000	232,000
Revenue equipment installment notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	169,514	169,514	192,255	192,255
2021 Prudential Notes 1 5	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	8,674	8,674	16,611	16,621
2023 RSA, due October 2025 1 6	Accounts receivable securitization – current portion	434,056	434,200	458,983	459,200
Mandatorily redeemable contingent consideration [7]	Accrued liabilities	132,287	132,287	132,287	132,287
Contingent consideration [7]	Accrued liabilities, Other long-term liabilities	5,203	5,203	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of March 31, 2025, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.7 million and $0.5 million in deferred loan costs, respectively. As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.9 million and $0.6 million in deferred loan costs, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
3As of March 31, 2025, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs. As of December 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
4As of March 31, 2025, the carrying amount of the revenue equipment installment notes included $0.5 million in fair value adjustments. As of December 31, 2024, the carrying amount of the revenue equipment installment notes included $0.6 million in fair value adjustments.
5As of March 31, 2025, the carrying amount of the 2021 Prudential Notes included $0.5 million in fair value adjustments. As of December 31, 2024, the carrying amount of the 2021 Prudential Notes was net of $10,000 in deferred loan costs and included $0.6 million in fair value adjustments.
6The carrying amount of the 2023 RSA was net of $0.1 million and $0.2 million in deferred loan costs as of March 31, 2025 and December 31, 2024, respectively.
7The contingent consideration is primarily related to the U.S. Xpress Acquisition.
Recurring Fair Value Measurements (Assets) — As of March 31, 2025 and December 31, 2024, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of March 31, 2025
Mandatorily redeemable contingent consideration [1]	$132,287	$—	$—	$132,287	$—
Contingent consideration [1]	$5,203	$—	$—	$5,203	$—
As of December 31, 2024
Mandatorily redeemable contingent consideration 1 2	$132,287	$—	$—	$132,287	$1,820
Contingent consideration [1]	5,203	—	—	5,203	35,656

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
The following is a rollforward for the summary of changes in the fair value of the Company's contingent consideration liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions:

	2025	2024

Beginning balance	$137,490	$174,966
Change in fair value of contingent consideration (a)	—	(36,617)
Settlement of contingent consideration (b)	—	(859)
Ending balance	$137,490	$137,490

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. The Company completes this valuation every six months with the next valuation being completed on June 30, 2025. As of December 31, 2024, the Company used volatility rates of 38.0% and 41.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of December 31, 2024 the Company used a discount rate of 5.7%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
Based on the Company’s ongoing assessment of the fair value of the contingent consideration the Company recorded a net decrease in the estimated fair value of such liabilities of $36.6 million during 2024 which was recognized as a gain and is recorded in "Other income (expense), net" in the Company's consolidated statement of comprehensive income.
(b)The Company did not recognize any gains in the quarters ended March 31, 2025 and 2024.
2As of December 31, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of March 31, 2025
Operating lease right-of-use assets [1]	$—	$—	$—	$—	$(28)

As of December 31, 2024
Buildings [2]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [3]	$—	$—	$—	$—	$(5,974)
Equipment [4]	$—	$—	$—	$—	$(12,750)

1Reflects non-cash impairments related to certain real property leases (within the Truckload segment).
2Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
3Reflects the non-cash impairment related to the market value of a facility lease (within the Truckload segment).
4Reflects the non-cash impairment of certain revenue equipment held for sale and other equipment (within the Truckload segment and the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2025 and December 31, 2024, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were $15.5 million and $6.7 million for the quarters ended March 31, 2025 and 2024, respectively.

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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2025
Fixed income funds	$33,379	$33,379	$—	$—
Cash and cash equivalents	1,218	1,218	—	—
Total pension plan assets	$34,597	$34,597	$—	$—

As of December 31, 2024
Fixed income funds	$33,399	$33,399	$—	$—
Cash and cash equivalents	389	389	—	—
Total pension plan assets	$33,788	$33,788	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended March 31,
	2025		2024
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$223	$157	$197	$150
Other Services	—	9	—	9

	March 31, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$157	$—	$136

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended March 31, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,192,550	$352,401	$141,621	$91,103	$71,565	$(24,878)	$1,824,362
Less [1]:
Salaries, wages, and benefits	$432,160	$199,881	$6,759	$14,975	$68,389	$(505)	$721,659
Fuel	173,202	29,164	—	4,365	515	—	207,246
Operations and maintenance [2]	119,533	23,100	4,631	7,199	(17,117)	(4,974)	132,372
Insurance and claims	73,791	13,530	1,578	1,410	1,916	—	92,225
Depreciation and amortization of property and equipment	132,860	23,053	615	5,668	15,283	—	177,479
Purchased transportation	106,349	7,598	115,995	53,913	2,857	(9,418)	277,294
Other segment items 2 3	110,055	43,381	6,900	5,385	(6,316)	(9,981)	149,424
Total operating expense	$1,147,950	$339,707	$136,478	$92,915	$65,527	$(24,878)	$1,757,699
Operating income (loss)	$44,600	$12,694	$5,143	$(1,812)	$6,038	$—	$66,663
Operating ratio	96.3%	96.4%	96.4%	102.0%	91.6%	100.0%	96.3%

	Quarter Ended March 31, 2024 (Recast)
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,263,015	$282,122	$126,729	$87,985	$85,079	$(22,463)	$1,822,467
Less [1]:
Salaries, wages, and benefits	$445,819	$156,707	$7,118	$14,665	$69,160	$(562)	$692,907
Fuel	203,621	26,011	—	4,250	707	—	234,589
Operations and maintenance [2]	129,808	17,203	1,919	7,165	(16,209)	(5,253)	134,633
Insurance and claims	77,625	10,043	1,958	1,066	31,754	—	122,446
Depreciation and amortization of property and equipment	139,994	18,099	951	5,455	17,366	—	181,865
Purchased transportation	116,427	3,593	105,400	54,762	4,693	(7,618)	277,257
Other segment items 2 3	126,574	30,179	6,910	5,530	(1,948)	(9,030)	158,215
Total operating expense	$1,239,868	$261,835	$124,256	$92,893	$105,523	$(22,463)	$1,801,912
Operating income (loss)	$23,147	$20,287	$2,473	$(4,908)	$(20,444)	$—	$20,555
Operating ratio	98.2%	92.8%	98.0%	105.6%	124.0%	100.0%	98.9%

1The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2025 and 2024. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2025 and December 31, 2024.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, inventory levels or management, labor supply and relations, and trade policy,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, purchased transportation, impairments, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, load count, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "pursue," "continue," "outlook," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2024 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2024 Annual Report.

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
Key Financial Highlights — Year-to-Date March 31, 2025
Consolidated operating income increased 224.3% to $66.7 million during the quarter ended March 31, 2025, as compared to the same period last year. Net income attributable to Knight-Swift increased 1262.8% to $30.6 million.
•Truckload — 96.3% operating ratio during the quarter ended March 31, 2025. The Adjusted Operating Ratio1 was 95.6%, with a 4.2% year-over-year decrease in revenue, excluding fuel surcharge and intersegment transactions. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, increased year-over-year for the first time in 10 quarters, improving 1.5%.
•LTL — 96.4% operating ratio during the quarter ended March 31, 2025. The Adjusted Operating Ratio1 deteriorated 420 basis points year-over-year to 94.2%, due to start-up costs and early-stage operations at recently opened facilities as well as some lingering costs from the integration of the DHE Acquisition. We opened seven new locations during the first quarter, as we continue to invest in our network.
•Logistics — 96.4% operating ratio during the quarter ended March 31, 2025. The Adjusted Operating Ratio1 was 95.5% with a gross margin of 18.1%. Revenue increased 11.8% year-over-year. Revenue per load increased 11.7% and load count was flat.
•Intermodal — 102.0% operating ratio during the quarter ended March 31, 2025, as revenue per load declined 1.1% year-over-year and load count increased 4.6%.
•All Other Segments — Operating income increased to $6.0 million during the quarter ended March 31, 2025 from a $20.4 million operating loss during the comparable period of 2024, largely as a result of our warehousing business and leasing businesses and reflects improvement from the prior year period, which had included a $19.5 million operating loss for the third-party insurance business we exited during the first quarter of 2024.
•Liquidity and Capital — During the quarter ended March 31, 2025, we generated $109.4 million in operating cash flows and Free Cash Flow1 of $70.0 million. We paid down $30.6 million in finance lease liabilities, $35.5 million in operating lease liabilities, and had $23.0 million of net borrowings our 2021 Revolver and 2023 RSA. As of March 31, 2025, we had a balance of $209.5 million in unrestricted cash and cash equivalents, $2.6 billion face value outstanding debt, net of unrestricted cash, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended March 31,
	2025	2024
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,824,362	$1,822,467
Revenue, excluding truckload and LTL fuel surcharge	$1,632,963	$1,612,814
Net income (loss) attributable to Knight-Swift	$30,639	$(2,635)
Earnings (loss) per diluted share	$0.19	$(0.02)
Operating ratio	96.3%	98.9%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$45,372	$19,774
Adjusted EPS [1]	$0.28	$0.12
Adjusted Operating Ratio [1]	94.7%	96.8%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	21,909	23,314
Average trailers [3]	89,567	94,410
LTL
Average tractors [4]	4,023	3,357
Average trailers [5]	10,976	8,699
Intermodal
Average tractors	622	609
Average containers	12,546	12,582
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.8 years and 2.6 years as of March 31, 2025 and 2024, respectively.
3Our average trailers includes 9,657 and 8,769 trailers related to leasing activities recorded within our All Other Segments for the quarters ended March 31, 2025 and 2024, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 8.8 years and 8.4 years as of March 31, 2025 and 2024, respectively.
4Our LTL tractor fleet had a weighted average age of 4.0 years and 4.3 years as of March 31, 2025 and 2024, respectively. Our LTL tractor fleet includes 668 and 611 tractors from ACT's and MME's dedicated and other businesses for the quarters ended March 31, 2025 and 2024, respectively.
5Our LTL trailer fleet had a weighted average age of 7.8 years and 8.6 years as of March 31, 2025 and 2024, respectively. Our LTL trailer fleet includes 1,015 and 821 trailers from ACT's and MME's dedicated and other businesses for the quarters ended March 31, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Outlook
Market Trends
Early in the first quarter, several indicators, both internal and external, were pointing to positive momentum in the truckload market. Our early bid season results were positive and volumes remained healthy following the fourth quarter. In February, severe weather in areas of the country not well positioned to handle snow and ice contributed to a slowdown in volumes. We were expecting a nice seasonal volume rebound in March. However, fluid trade policy spurred a more cautious tone among shippers that brought a pause to the momentum in the market. The increased uncertainty among shippers and growing concern among consumers resulted in lower volumes and an absence of the typical seasonal build in March, further impacting current rate negations. Further, the progress we are making on contractual rates may not be as visible in our second quarter results if the market experiences reduced volume and the spot market remains weak.
We are staying close with our customers as the situation unfolds, and they are generally expressing a few different approaches at this point. Some are pressing forward with little change, meeting product as they see strength in their underlying sales. Some have already cut back or are in the process of cutting back on purchases, mostly centered around China, while still others are in wait-and-see mode, where they're drawing down inventory to support sales in the near term. At this point, our customers are expressing more concern around cost impacts of tariffs and less concern regarding demand from their customers. These strategies could create negative disruptions in volume in the near term. However, if consumer spending remains steady, goods will have to move at some point and that may create opportunities for carriers that are proven to be nimble with scale like many of our Knight-Swift truckload brands. We recognize our customers' plans can change as clarity develops, so we are focused on controlling what we can control. For example, we are tightening our equipment fleet by selling underutilized tractors and trailers that we expect will lead to lower depreciation and greater utilization of our remaining assets.
During the first half of April, market conditions have largely been stable with where we exited the first quarter, but there is a wide range of possible paths forward from here. There could be a lull in volumes if shippers were to adjust supply chains or there could be a pull forward in anticipation of a return of reciprocal tariffs. Changes in trade policy could create the need for shippers to react quickly in managing inventory levels, which could benefit the fast flexible nature of truckload service. On the other hand, concerns of recession risks could cause shippers to trim inventories and to aggressively prioritize the lowest short-term cost over all other factors.
The LTL industry is not immune to the wait-and-see attitude dampening freight demand, but we are not expecting the same potential for volatility in LTL demand in the second quarter as we do for Truckload. Also, we believe our significant LTL network expansion over the past year positions us for differentiated growth.
Company Outlook
Our Company outlook for the second quarter of 2025 includes the following:
Truckload
•Truckload Segment revenue up low single-digit percent sequentially in second quarter with operating margins relatively stable sequentially,
•Revenue per loaded mile fairly flat sequentially as contract rate improvement is offset by weakness in spot rates,
•Tractor count down low single-digit percent sequentially in second quarter but offset by improvement in miles per tractor.
LTL
•LTL Segment revenue, excluding fuel surcharge, growth between 25% - 30% year-over-year in second quarter driven by shipment count growth from our expanding network, the inclusion of DHE, and yield improvement,
•Adjusted Operating Ratio modestly improves sequentially in second quarter to the low 90’s as shipment count growth improves optimization, efficiency, and cost absorption.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics
•Logistics Segment revenue down low single-digit percent sequentially in second quarter,
•Adjusted Operating Ratio remains fairly stable with first quarter levels.
Intermodal
•Intermodal Segment load count and operating margin fairly stable sequentially in second quarter.
All Other
•All Other Segment operating income, before including the $11.7 million quarterly intangible asset amortization, of approximately $8 million to $12 million in second quarter.
Additional
•Gain on sale to be in the range of $18 million to $23 million in the second quarter,
•Net interest expense fairly stable sequentially into the second quarter,
•Net cash capital expenditures for the full year 2025 expected range of $575 million - $625 million,
•Expected effective tax rate on adjusted income before taxes of approximately 24.5% to 25.5% for full year 2025.
In addition to the above, we expect the Truckload segment will continue to pursue opportunities, as we continue to implement a decentralized operating model within our new U.S. Xpress locations, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network, which we expanded in 2024 through organic expansion and with the DHE Acquisition, that we expect will provide additional yield and revenue opportunities. We expect the pace of our LTL facility expansion will be lower in 2025 than in 2024 as we focus on ongoing bid activities that we believe will provide further opportunities to grow shipment volumes and improve efficiencies in our LTL segment. The Intermodal segment continues to build out its network that aligns with our new rail partners as we pursue a more diversified portfolio of customers. Our All Other Segments are further expanding to complement our other service offerings.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment or terminal improvements during 2025. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2025. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the acquisition of U.S. Xpress and our intention to further expand the geographic footprint of our LTL network, as illustrated by the DHE Acquisition.

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

Operating Results: First Quarter 2025 compared to First Quarter 2024
The $33.3 million increase in net income attributable to Knight-Swift to $30.6 million during the first quarter of 2025 from a $2.6 million loss during the same period last year includes the following:
•Contributor — $21.5 million increase in operating income within our Truckload segment primarily due to a 1.5% increase in revenue per loaded mile.
•Contributor — $3.1 million decrease in operating loss within our Intermodal segment, driven by a 4.6% increase in load count, partially offset by a 1.1% decrease in revenue per load.
•Contributor — $2.7 million increase in operating income within our Logistics segment due to a 11.7 % increase in revenue per load.
•Contributor — $26.5 million increase in operating income within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
•Contributor — $2.0 million increase in other income, net, primarily due to current quarter income within our portfolio of investments.
•Contributor — $1.0 million decrease in consolidated interest expense primarily driven by lower interest rates, partially offset by higher overall debt balances.
•Offset — $7.6 million decrease in operating income within our LTL segment primarily due to start-up costs and early-stage operations at the recently opened facilities.
•Offset — $14.0 million increase in consolidated income tax expense, primarily due to increase in pretax income. Our effective tax rate for the first quarter of 2025 was 25.4%, compared to 55.1% for the first quarter of 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2025	2024
Revenue:	(In thousands)
Truckload	$1,192,550	$1,263,015
LTL	352,401	282,122
Logistics	141,621	126,729
Intermodal	91,103	87,985
Subtotal	$1,777,675	$1,759,851
All Other Segments	71,565	85,079
Intersegment eliminations	(24,878)	(22,463)
Total revenue	$1,824,362	$1,822,467

	Quarter Ended March 31,
	2025	2024
Operating income (loss):	(In thousands)
Truckload	$44,600	$23,147
LTL	12,694	20,287
Logistics	5,143	2,473
Intermodal	(1,812)	(4,908)
Subtotal	$60,625	$40,999
All Other Segments	6,038	(20,444)
Operating income	$66,663	$20,555

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 15,800 irregular route and 6,100 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with super-regional LTL transportation service through our growing network of approximately 170 facilities and a door count of approximately 6,300. Our LTL segment operates approximately 4,000 tractors and approximately 11,000 trailers, including equipment used for dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of nearly 90,000 trailers.
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

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands, except per tractor data)
Total revenue	$1,192,550	$1,263,015	(5.6%)
Revenue, excluding fuel surcharge and intersegment transactions	$1,048,083	$1,094,051	(4.2%)
GAAP: Operating income	$44,600	$23,147	92.7%
Non-GAAP: Adjusted Operating Income [1]	$46,485	$29,114	59.7%
Average revenue per tractor [2]	$47,838	$46,927	1.9%
GAAP: Operating ratio [2]	96.3%	98.2%	(190	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	95.6%	97.3%	(170	bps)
Non-paid empty miles percentage [2]	14.1%	14.1%	—	bps
Average length of haul (miles) [2]	372	395	(5.8%)
Total miles per tractor [2]	20,049	19,894	0.8%
Average tractors 2 3	21,909	23,314	(6.0%)
Average trailers 2 4	89,567	94,410	(5.1%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 19,840 and 21,120 average company-owned tractors for the first quarter of 2025 and 2024, respectively.
4    Our average trailers includes 9,657 and 8,769 trailers related to leasing activities recorded within our All Other Segments for the quarters ended March 31, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2025 and 2024 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, declined 4.2% year-over-year, driven by a 5.4% decrease in loaded miles, primarily in our dedicated services. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, increased 1.5% year-over-year, which was the first year-over-year increase in 10 quarters. The first quarter Adjusted Operating Ratio improved 170 basis points year-over-year to 95.6%, reflecting improvements of 100 basis points for U.S. Xpress and 200 basis points for our legacy trucking businesses. Notably, the U.S. Xpress trucking business achieved a quarterly operating profit for the first time since our July 2023 acquisition. Miles per tractor improved 0.8% year-over-year as our efforts to drive productivity and sell underutilized assets overcame the drop in volumes. Adjusted Operating Expenses per mile decreased 0.9% year-over-year as we continue to execute our cost reduction initiatives to improve our cost structure. We are focused on disciplined pricing and cost control that we expect will position our business to continue to respond to volatile market conditions.
LTL Segment
Our LTL segment provides super-regional direct service and serves our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. We primarily generate revenue by transporting freight for our customers through our core LTL services.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,			Increase (Decrease)
	2025	2024
	(Dollars in thousands, except per tractor data)
Total revenue	$352,401	$282,122		24.9%
Revenue, excluding fuel surcharge	$305,258	$240,990		26.7%
GAAP: Operating income	$12,694	$20,287		(37.4%)
Non-GAAP: Adjusted Operating Income [1]	$17,721	$24,207		(26.8%)
GAAP: Operating ratio [2]	96.4%	92.8%	360	bps
Non-GAAP: Adjusted Operating Ratio 1 2	94.2%	90.0%	420	bps
LTL shipments per day [2]	23,349	18,800		24.2%
LTL weight per shipment [2]	982	1,007		(2.5%)
LTL average length of haul (miles) [2]	639	573		11.5%
LTL revenue per shipment [2]	$209.96	$199.84		5.1%
LTL revenue xFSC per shipment [2]	$181.52	$170.40		6.5%
LTL revenue per hundredweight [2]	$21.38	$19.84		7.8%
LTL revenue xFSC per hundredweight [2]	$18.48	$16.91		9.3%
LTL average tractors 2 3	4,023	3,357		19.8%
LTL average trailers 2 4	10,976	8,699		26.2%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 668 and 611 tractors from ACT's and MME's dedicated and other businesses for the first quarter of 2025 and 2024, respectively.
4Our LTL trailer fleet includes 1,015 and 821 trailers from ACT's and MME's dedicated and other businesses for the first quarter of 2025 and 2024, respectively.
Comparison Between the Quarters Ended March 31, 2025 and 2024 — Our LTL segment grew revenue, excluding fuel surcharge, 26.7% as shipments per day increased 24.2% year-over-year, which includes the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 9.3%, while revenue per shipment, excluding fuel surcharge, increased by 6.5%, reflecting a 2.5% decrease in weight per shipment. This segment produced a 94.2% Adjusted Operating Ratio during the first quarter, while Adjusted Operating Income decreased 26.8% year-over-year primarily due to early-stage operations at our recently opened facilities as well as some lingering costs from the integration of DHE, which was completed during the fourth quarter of 2024. While the weather events pressured volumes and costs in January and February, March volumes grew significantly year-over-year as new business awards are being realized in our expanded network.
During the first quarter, we opened seven additional service centers, growing our door count 3.6% year-to-date. We anticipate our pace of facility expansion will be lower in 2025 than in 2024 and believe ongoing bid activities will provide further opportunities to grow shipment volume and improve efficiencies. Our focus for 2025 is to drive both revenue and margin expansion in the business. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.

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

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands, except per load data)
Revenue	$141,621	$126,729	11.8%
GAAP: Operating income	$5,143	$2,473	108.0%
Non-GAAP: Adjusted Operating Income 1 2	$6,307	$3,637	73.4%
Revenue per load - Brokerage only [2]	$1,956	$1,751	11.7%
Gross margin percentage - Brokerage only [2]	18.1%	16.8%	130	bps
GAAP: Operating ratio [2]	96.4%	98.0%	(160	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	95.5%	97.1%	(160	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended March 31, 2025 and 2024 — The Logistics segment Adjusted Operating Ratio was 95.5%, with a gross margin of 18.1% in the first quarter of 2025. Revenue increased 11.8% year-over-year, driven by an 11.7% increase in revenue per load as load count was flat. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,			Increase (Decrease)
	2025	2024
	(Dollars in thousands, except per load data)
Revenue	$91,103	$87,985		3.5%
GAAP: Operating loss	$(1,812)	$(4,908)		63.1%
Average revenue per load [1]	$2,587	$2,615		(1.1%)
GAAP: Operating ratio [1]	102.0%	105.6%	(360	bps)
Load count	35,211	33,647		4.6%
Average tractors [1] [2]	622	609		2.1%
Average containers [1]	12,546	12,582		(0.3%)
1    Defined under "Operating Statistics," above.
2    Includes 576 and 552 company-owned tractors for the first quarter of 2025 and 2024, respectively.
Comparison Between the Quarters Ended March 31, 2025 and 2024 — The Intermodal segment improved its operating ratio 360 basis points year-over-year to 102.0% while growing revenue 3.5% year-over-year. The revenue increase was driven by a 4.6% increase in load count, partially offset by a 1.1% decline in revenue per load year-over-year. We remain focused on growing our load count with disciplined pricing across a diverse group of customers.
All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services, and insurance for independent contractors, as well as insurance for affiliated carriers through the first quarter of 2024. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.7 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Total revenue	$71,565	$85,079	(15.9%)
Operating income (loss)	$6,038	$(20,444)	129.5%
Comparison Between the Quarters Ended March 31, 2025 and 2024 — Revenue within our All Other Segments for the first quarter declined 15.9% year-over-year, largely as a result of winding down our third-party carrier insurance program in the first quarter of 2024. The $6.0 million operating income within our All Other Segments is primarily driven by our warehousing business and leasing businesses and reflects improvement from the prior year period, which had included a $19.5 million operating loss for the third-party insurance business.

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

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Salaries, wages, and benefits	$721,659	$692,907	4.1%
% of total revenue	39.6%	38.0%	160	bps
% of revenue, excluding truckload and LTL fuel surcharge	44.2%	43.0%	120	bps
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
Comparison Between the Quarters Ended March 31, 2025 and 2024 — The $28.8 million increase in consolidated salaries, wages, and benefits for the first quarter of 2025, as compared to the first quarter of 2024, is primarily due to a $38.4 million increase in LTL wages as a result of service center expansion, the DHE Acquisition, and labor to support increased shipment count from expansion efforts. This was partially offset by a $9.9 million decrease in Truckload driving associate mileage pay primarily due to a 4.7% decrease in total miles driven by company driving associates in our Truckload segment.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Fuel	$207,246	$234,589	(11.7%)
% of total revenue	11.4%	12.9%	(150	bps)
% of revenue, excluding truckload and LTL fuel surcharge	12.7%	14.5%	(180	bps)
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
Comparison Between Quarters Ended March 31, 2025 and 2024 — The $27.3 million decrease in consolidated fuel expense for the first quarter of 2025 is primarily driven by the 4.7% decrease in Truckload total miles driven by company driving associates and the decrease in the average weekly DOE fuel prices for the first quarter of 2025, as compared to the first quarter of 2024. This was partially offset by a 25.8% increase in LTL miles. Average weekly DOE fuel prices were $3.63 per gallon for the first quarter of 2025 and $3.96 per gallon for the first quarter of 2024.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Operations and maintenance	$132,372	$134,633	(1.7%)
% of total revenue	7.3%	7.4%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	8.1%	8.3%	(20	bps)
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
Comparison Between Quarters Ended March 31, 2025 and 2024 — Operations and maintenance expense decreased by $2.3 million for the first quarter of 2025, as compared to the same period last year. The decrease was due to the decrease in miles driven by company driving associates discussed above and lower driving associate hiring expense, partially offset by costs related to integrating new facilities into our expanding LTL network.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Insurance and claims	$92,225	$122,446	(24.7%)
% of total revenue	5.1%	6.7%	(160	bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.6%	7.6%	(200	bps)

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
In the first quarter of 2024, we exited our third-party insurance business, which offered insurance products to third-party carriers, earning premium revenues, which were partially offset by increased insurance reserves, and which exposed us to claims and inability to collect premiums. We expect some reduction of volatility as we will no longer be exposed to new claims from the third-party insurance business.
Comparison Between Quarters Ended March 31, 2025 and 2024 — Consolidated insurance and claims expense decreased by $30.2 million for the first quarter of 2025, as compared to the same period last year primarily due to the Company exiting the third-party insurance business at the end of the first quarter of 2024.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Operating taxes and licenses	$34,366	$31,329	9.7%
% of total revenue	1.9%	1.7%	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.1%	1.9%	20	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Comparison Between Quarters Ended March 31, 2025 and 2024 — Operating taxes and licenses expenses increased by $3.0 million for the first quarter of 2025, as compared to the same period last year primarily as a result of expanding our LTL network.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Communications	$7,383	$7,533	(2.0%)
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.5%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Comparison Between Quarters Ended March 31, 2025 and 2024 — Communications expense remained relatively flat for the first quarter of 2025, as compared to the same period last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$177,479	$181,865	(2.4%)
% of total revenue	9.7%	10.0%	(30	bps)
% of revenue, excluding truckload and LTL fuel surcharge	10.9%	11.3%	(40	bps)
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
Comparison Between Quarters Ended March 31, 2025 and 2024 — Consolidated depreciation and amortization of property and equipment decreased $4.4 million for the first quarter of 2025, as compared to the same period last year. This decrease is primarily due to decreases in tractor and trailer depreciation as a result of the decrease in tractor and trailer counts in our Truckload segment, partially offset by increases in equipment counts for our LTL segment.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2025.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Amortization of intangibles	$19,246	$18,543	3.8%
% of total revenue	1.1%	1.0%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.2%	1.1%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Rental expense	$42,866	$42,996	(0.3%)
% of total revenue	2.3%	2.4%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	2.6%	2.7%	(10	bps)
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
Comparison Between Quarters Ended March 31, 2025 and 2024 — Consolidated rental expense remained flat for the for the first quarter of 2025, as compared to the same period last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2025.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Purchased transportation	$277,294	$277,257	—%
% of total revenue	15.2%	15.2%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	17.0%	17.2%	(20	bps)
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
Comparison Between Quarters Ended March 31, 2025 and 2024 — Consolidated purchased transportation expense remained flat for the first quarter of 2025, as compared to the same period last year.

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Impairments	$28	$3,982	(99.3%)
In 2025, we incurred impairment charges associated with certain real property leases (within the Truckload segment). In 2024, we incurred impairment charges associated with building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Miscellaneous operating expenses	$45,535	$53,832	(15.4%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended March 31, 2025 and 2024 — The $8.3 million decrease in net consolidated miscellaneous operating expenses is primarily due to an $8.9 million increase in gain on sales of property and equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses (Income)

	Quarter Ended March 31,		Increase (Decrease)
	2025	2024
	(Dollars in thousands)
Interest expense	$40,203	$41,236	(2.5%)
Other income, net	(11,038)	(8,992)	22.8%
Income tax expense (benefit)	10,303	(3,674)	380.4%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The decrease in interest expense during the first quarter of 2025 was primarily due to lower interest rates, partially offset by higher debt balances related to the DHE Acquisition. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other income, net — Other income, net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended March 31, 2025 and 2024 — The $2.0 million increase in other income, net is primarily driven by a net gain recorded within our portfolio of investments during the first quarter of 2025.
Income tax expense (benefit) — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended March 31, 2025 and 2024 — The $14.0 million increase in consolidated income tax expense (benefit) was primarily due to the increase in pretax income. Our effective tax rate for the first quarter of 2025 was 25.4%, compared to 55.1% for the first quarter of 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," "Adjusted Operating Income," "Adjusted Operating Expenses," "Adjusted Operating Ratio," and "Free Cash Flow," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. Management and the Board use Free Cash Flow as a key measure of our liquidity. Free Cash Flow does not represent residual cash flow available for discretionary expenditures. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2025	2024
	(In thousands)
GAAP: Net income (loss) attributable to Knight-Swift	$30,639	$(2,635)
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	10,303	(3,674)
Income (loss) before income taxes attributable to Knight-Swift	40,942	(6,309)
Amortization of intangibles [1]	19,628	18,543
Impairments [2]	28	3,982
Legal accruals [3]	261	1,563
Severance expense [4]	—	6,846
Adjusted income before income taxes	60,859	24,625
Provision for income tax expense at effective rate [5]	(15,487)	(4,851)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$45,372	$19,774

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2025	2024
GAAP: Earnings (loss) per diluted share	$0.19	$(0.02)
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	0.06	(0.02)
Income (loss) before income taxes attributable to Knight-Swift	0.25	(0.04)
Amortization of intangibles [1]	0.12	0.11
Impairments [2]	—	0.02
Legal accruals [3]	—	0.01
Severance expense [4]	—	0.04
Adjusted income before income taxes	0.37	0.15
Provision for income tax expense at effective rate [5]	(0.09)	(0.03)
Non-GAAP: Adjusted EPS	$0.28	$0.12

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
2    "Impairments" reflects the non-cash impairment:
•First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
•First quarter 2024 reflects the non-cash impairment of building improvements and certain revenue equipment held for sale (within the Truckload segment and All Other Segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First quarter 2025 legal expense reflects the increased estimated exposure for accrued legal matters based on recent settlement agreements.
•First quarter 2024 legal expense reflects the increased estimated exposures for an accrued legal matter based on a recent settlement agreement.
4    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
5    For the first quarter of 2025, an adjusted effective tax rate of 25.4% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the first quarter of 2024, an adjusted effective tax rate of 19.7% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	Quarter Ended March 31,
	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,824,362	$1,822,467
Total operating expenses	(1,757,699)	(1,801,912)
Operating income	$66,663	$20,555
Operating ratio	96.3%	98.9%

Non-GAAP Presentation
Total revenue	$1,824,362	$1,822,467
Truckload and LTL fuel surcharge	(191,399)	(209,653)
Revenue, excluding truckload and LTL fuel surcharge	1,632,963	1,612,814

Total operating expenses	1,757,699	1,801,912
Adjusted for:
Truckload and LTL fuel surcharge	(191,399)	(209,653)
Amortization of intangibles [1]	(19,628)	(18,543)
Impairments [2]	(28)	(3,982)
Legal accruals [3]	(261)	(1,563)
Severance expense [4]	—	(6,846)
Adjusted Operating Expenses	1,546,383	1,561,325
Adjusted Operating Income	$86,580	$51,489
Adjusted Operating Ratio	94.7%	96.8%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended March 31,
	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,192,550	$1,263,015
Total operating expenses	(1,147,950)	(1,239,868)
Operating income	$44,600	$23,147
Operating ratio	96.3%	98.2%

Non-GAAP Presentation
Total revenue	$1,192,550	$1,263,015
Fuel surcharge	(144,256)	(168,521)
Intersegment transactions	(211)	(443)
Revenue, excluding fuel surcharge and intersegment transactions	1,048,083	1,094,051

Total operating expenses	1,147,950	1,239,868
Adjusted for:
Fuel surcharge	(144,256)	(168,521)
Intersegment transactions	(211)	(443)
Amortization of intangibles [1]	(1,775)	(1,775)
Impairments [2]	(28)	(3,099)
Legal accruals [3]	(82)	—
Severance expense [4]	—	(1,093)
Adjusted Operating Expenses	1,001,598	1,064,937
Adjusted Operating Income	$46,485	$29,114
Adjusted Operating Ratio	95.6%	97.3%

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
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended March 31,
	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$352,401	$282,122
Total operating expenses	(339,707)	(261,835)
Operating income	$12,694	$20,287
Operating ratio	96.4%	92.8%

Non-GAAP Presentation
Total revenue	$352,401	$282,122
Fuel surcharge	(47,143)	(41,132)
Revenue, excluding fuel surcharge	305,258	240,990

Total operating expenses	339,707	261,835
Adjusted for:
Fuel surcharge	(47,143)	(41,132)
Amortization of intangibles [1]	(5,027)	(3,920)
Adjusted Operating Expenses	287,537	216,783
Adjusted Operating Income	$17,721	$24,207
Adjusted Operating Ratio	94.2%	90.0%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
Logistics Segment

	Quarter Ended March 31,
	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$141,621	$126,729
Total operating expenses	(136,478)	(124,256)
Operating income	$5,143	$2,473
Operating ratio	96.4%	98.0%

Non-GAAP Presentation
Revenue	$141,621	$126,729

Total operating expenses	136,478	124,256
Adjusted for:
Amortization of intangibles [1]	(1,164)	(1,164)
Adjusted Operating Expenses	135,314	123,092
Adjusted Operating Income	$6,307	$3,637
Adjusted Operating Ratio	95.5%	97.1%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended March 31,
	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$91,103	$87,985
Total operating expenses	(92,915)	(92,893)
Operating loss	$(1,812)	$(4,908)
Operating ratio	102.0%	105.6%

Non-GAAP Reconciliation: Free Cash Flow

Quarter Ended March 31, 2025

GAAP: Cash flows from operations	$109,429
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	82,610
Purchases of property and equipment	(122,048)
Non-GAAP: Free Cash Flow	$69,991

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2025
(In thousands)
Cash and cash equivalents, excluding restricted cash	$209,480
Availability under 2021 Revolver, due September 2026 [1]	801,848
Availability under 2023 RSA, due October 2025 [2]	8,827
Total unrestricted liquidity	$1,020,155
Cash and cash equivalents – restricted [3]	139,657
Total liquidity, including restricted cash	$1,159,812

1    As of March 31, 2025, we had $280.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.2 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $801.8 million available under the 2021 Revolver.
2    Based on eligible receivables at March 31, 2025, our borrowing base for the 2023 RSA was $463.4 million, while outstanding borrowings were $434.2 million, along with $20.4 million in outstanding letters of credit, leaving $8.8 million available under the 2023 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2023 RSA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $135.2 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $4.5 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $575 million – $625 million for full-year 2025. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of March 31, 2025, we had debt, accounts receivable securitization, and finance lease obligations of $2.8 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2023 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2023 RSA is reduced accordingly. As of March 31, 2025, we also had outstanding letters of credit of $242.6 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of March 31, 2025, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working Capital
We had a working capital deficit of $193.8 million as of March 31, 2025 and a working capital deficit of $258.0 million as of December 31, 2024. The deficit is primarily due to the classification of the 2023 RSA, maturing on October 1, 2025, as a current liability. We intend to refinance the 2023 RSA prior to its maturity.
Material Debt Agreements
As of March 31, 2025, we had $2.8 billion in material debt obligations at the following carrying values:
•$349.3 million: 2021 Term Loan A-2, due September 2026, net of $0.7 million in deferred loan costs
•$769.5 million: 2021 Term Loan A-3, due September 2026, net of $0.5 million in deferred loan costs
•$249.5 million: 2023 Term Loan, due September 2026, net of $0.5 million in deferred loan costs
•$434.1 million: 2023 RSA outstanding borrowings, net of $0.1 million in deferred loan costs
•$566.9 million: Finance lease obligations
•$280.0 million: 2021 Revolver, due September 2026
•$169.5 million: Revenue equipment installment notes
•$15.2 million: Other
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
•$192.3 million: Revenue equipment installment notes
•$23.3 million: Other, net of $10,000 in deferred loan costs

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2025	2024
	(In thousands)
Net cash provided by operating activities	$109,429	$37,275	$72,154
Net cash used in investing activities	(54,219)	(139,747)	85,528
Net cash used in financing activities	(76,303)	(22,223)	(54,080)

Net Cash Provided by Operating Activities
Comparison Between Quarter Ended March 31, 2025 and 2024 — The $72.2 million increase in net cash provided by operating activities is primarily related to a $161.1 million cash payment made during quarter ended March 31, 2024 for an agreement to transfer certain outstanding insurance reserves. The increase in net cash provided by operating activities also included a $46.1 million increase in operating income for quarter ended March 31, 2025. and was partially offset by changes to our net working capital.
Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Investing Activities
Comparison Between Quarter Ended March 31, 2025 and 2024 — The $85.5 million decrease in net cash used in investing activities was primarily due to a $101.9 million decrease in net cash capital expenditures and was partially offset by a $10.4 million increase in cash used on the acquisitions of leased properties.
Net Cash Used in Financing Activities
Comparison Between Quarter Ended March 31, 2025 and 2024 — Net cash used in financing activities increased by $54.1 million, primarily due to an $87.0 million decrease in net borrowings on our 2021 Revolver and a $12.7 million increase in repayments on our finance leases and long-term debt, partially offset by a $48.0 million decrease in net repayments of our 2023 RSA.

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
There have been no material changes from the market risks discussed in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" set forth in Part II, Item 7A of our 2024 Annual Report.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2025, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2024 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
January 1, 2025 to January 31, 2025	—	$—	—	$200,041
February 1, 2025 to February 28, 2025	—	$—	—	$200,041
March 1, 2025 to March 31, 2025	—	$—	—	$200,041
Total	—	$—	—	$200,041

1In April 2022, the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 10 in Part I, Item 1 of this Quarterly Report regarding our share repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended March 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	April 30, 2025	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	April 30, 2025	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant