Form 10-Q
period 2025-06-30
Knight-Swift Transportation Holdings Inc.
filed 2025-07-30
CIK 1492691

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
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 162,302,000 shares of the registrant's common stock outstanding as of July 23, 2025.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026, as amended by the 2024 Amendment
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
2024 Amendment	First Amendment to the Company's 2021 Debt Agreement, entered into on August 6, 2024
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$216,320	$218,261
Cash and cash equivalents – restricted	123,052	147,684
Trade receivables, net of allowance for doubtful accounts of $38,357 and $37,797, respectively	848,282	803,696
Contract balance – revenue in transit	11,110	7,238
Prepaid expenses	112,699	123,089
Assets held for sale	70,857	82,993
Income tax receivable	28,016	37,260
Other current assets	33,682	28,520
Total current assets	1,444,018	1,448,741
Gross property and equipment	7,134,871	7,104,514
Less: accumulated depreciation and amortization	(2,518,802)	(2,401,129)
Property and equipment, net	4,616,069	4,703,385
Operating lease right-of-use-assets	322,710	372,841
Goodwill	3,962,142	3,962,142
Intangible assets, net	2,018,606	2,057,044
Other long-term assets	159,890	154,379
Total assets	$12,523,435	$12,698,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,867	$329,697
Accrued payroll and purchased transportation	202,969	194,875
Accrued liabilities	72,865	64,100
Claims accruals – current portion	247,566	249,953
Finance lease liabilities and long-term debt – current portion	249,526	288,428
Operating lease liabilities – current portion	111,091	120,715
Accounts receivable securitization – current portion	439,128	458,983
Total current liabilities	1,625,012	1,706,751
Revolving line of credit	297,000	232,000
Long-term debt – less current portion	1,392,325	1,445,313
Finance lease liabilities – less current portion	415,895	457,303
Operating lease liabilities – less current portion	230,369	274,549
Claims accruals – less current portion	337,359	335,880
Deferred tax liabilities	885,917	919,814
Other long-term liabilities	206,640	210,117
Total liabilities	5,390,517	5,581,727
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,277 and 161,896 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1,623	1,619
Additional paid-in capital	4,464,204	4,446,726
Accumulated other comprehensive loss	(88)	(442)
Retained earnings	2,658,937	2,661,064
Total Knight-Swift stockholders' equity	7,124,676	7,108,967
Noncontrolling interest	8,242	7,838
Total stockholders’ equity	7,132,918	7,116,805
Total liabilities and stockholders’ equity	$12,523,435	$12,698,532
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,672,201	$1,641,701	$3,305,164	$3,254,515
Truckload and LTL fuel surcharge	189,739	204,953	381,138	414,606
Total revenue	1,861,940	1,846,654	3,686,302	3,669,121
Operating expenses:
Salaries, wages, and benefits	754,582	691,878	1,476,241	1,384,785
Fuel	203,566	222,573	410,812	457,162
Operations and maintenance	139,970	138,251	272,342	272,884
Insurance and claims	85,281	105,438	177,506	227,884
Operating taxes and licenses	34,525	30,374	68,891	61,703
Communications	7,381	8,264	14,764	15,797
Depreciation and amortization of property and equipment	176,538	178,850	354,017	360,715
Amortization of intangibles	19,246	18,544	38,492	37,087
Rental expense	43,196	43,930	86,062	86,926
Purchased transportation	265,722	286,768	543,016	564,025
Impairments	10,584	5,877	10,612	9,859
Miscellaneous operating expenses	48,733	52,447	94,268	106,279
Total operating expenses	1,789,324	1,783,194	3,547,023	3,585,106
Operating income	72,616	63,460	139,279	84,015
Other (expenses) income:
Interest income	3,036	3,817	6,070	8,839
Interest expense	(40,878)	(40,482)	(81,081)	(81,718)
Other income, net	13,150	4,888	24,188	13,880
Total other expenses, net	(24,692)	(31,777)	(50,823)	(58,999)
Income before income taxes	47,924	31,683	88,456	25,016
Income tax expense	13,993	11,790	24,296	8,116
Net income	33,931	19,893	64,160	16,900
Net loss attributable to noncontrolling interest	312	407	722	765
Net income attributable to Knight-Swift	34,243	20,300	64,882	17,665
Other comprehensive (loss) income	(109)	41	354	3
Comprehensive income	$34,134	$20,341	$65,236	$17,668

Earnings per share:
Basic	$0.21	$0.13	$0.40	$0.11
Diluted	$0.21	$0.13	$0.40	$0.11

Dividends declared per share:	$0.18	$0.16	$0.36	$0.32

Weighted average shares outstanding:
Basic	162,131	161,689	162,052	161,598
Diluted	162,541	162,111	162,497	162,089
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$64,160	$16,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	392,509	397,802
Gain on sale of property and equipment	(33,784)	(12,604)
Impairments	10,612	9,859
Deferred income taxes	(33,897)	(30,970)
Non-cash lease expense	77,327	82,263
Gain on equity securities	(177)	(288)
Other adjustments to reconcile net income to net cash provided by operating activities	12,204	1,324
Increase (decrease) in cash resulting from changes in:
Trade receivables	(53,883)	32,115
Income tax receivable	9,244	26,549
Accounts payable	(63,469)	(39,647)
Accrued liabilities and claims accrual	(128)	(132,943)
Operating lease liabilities	(75,366)	(91,427)
Other assets and liabilities	20,577	51,767
Net cash provided by operating activities	325,929	310,700
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	—	530
Proceeds from sale of property and equipment, including assets held for sale	158,366	114,033
Purchases of property and equipment	(330,614)	(372,661)
Expenditures on assets held for sale	(716)	(79)
Acquisition of leased assets	(10,425)	—
Other cash flows used in investing activities	(6,228)	(664)
Net cash used in investing activities	(189,617)	(258,841)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(148,948)	(100,147)
Borrowings on revolving lines of credit	165,000	230,000
Repayments on revolving lines of credit	(100,000)	(177,000)
Borrowings under accounts receivable securitization	30,000	22,000
Repayments of accounts receivable securitization	(50,000)	(96,600)
Proceeds from common stock issued	3,409	3,108
Dividends paid	(58,985)	(52,342)
Other cash flows used in financing activities	(2,062)	(11,307)
Net cash used in financing activities	(161,586)	(182,288)
Net decrease in cash, restricted cash, and equivalents	(25,274)	(130,429)
Cash, restricted cash, and equivalents at beginning of period	370,230	469,686
Cash, restricted cash, and equivalents at end of period	$344,956	$339,257

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$75,140	$86,931
Income taxes	41,281	7,695
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$39,614	$29,444
Financing provided to independent contractors for equipment sold	314	1,636
Transfers from property and equipment to assets held for sale	71,904	49,673
Right-of-use assets obtained in exchange for operating lease liabilities	21,562	25,247
Property and equipment obtained in exchange for finance lease liabilities	3,138	77,472
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	11,860	20,025

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$216,320	$218,261	$186,473	$168,545
Cash and cash equivalents – restricted [1]	123,052	147,684	149,571	297,275
Other long-term assets [1]	5,584	4,285	3,213	3,866
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$344,956	$370,230	$339,257	$469,686

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	306	4	(4)			—		—
Common stock issued to the Board	28	—	1,271			1,271		1,271
Common stock issued under ESPP	47	—	2,138			2,138		2,138
Shares withheld – RSU settlement				(8,197)		(8,197)		(8,197)
Employee stock-based compensation expense			14,073			14,073		14,073
Cash dividends paid and dividends accrued ($0.36 per share)				(58,812)		(58,812)		(58,812)
Net income (loss)				64,882		64,882	(722)	64,160
Other comprehensive income					354	354		354
Investment in noncontrolling interest							1,326	1,326
Distribution to noncontrolling interest						—	(200)	(200)
Balances – June 30, 2025	162,277	$1,623	$4,464,204	$2,658,937	$(88)	$7,124,676	$8,242	$7,132,918

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	393	4	—			4		4
Common stock issued to the Board	24	—	1,206			1,206		1,206
Common stock issued under ESPP	34	1	1,897			1,898		1,898
Shares withheld – RSU settlement				(11,651)		(11,651)		(11,651)
Employee stock-based compensation expense			10,581			10,581		10,581
Cash dividends paid and dividends accrued ($0.32 per share)				(52,085)		(52,085)		(52,085)
Net income (loss)				17,665		17,665	(765)	16,900
Other comprehensive income					3	3		3
Investment in noncontrolling interest							1,473	1,473
Distribution to noncontrolling interest			(1,047)				(1,010)	(2,057)
Balances – June 30, 2024	161,836	$1,618	$4,439,489	$2,613,684	$(827)	$7,053,964	$16,389	$7,070,353

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances - March 31, 2025	162,024	$1,620	$4,454,631	$2,658,598	21	$7,114,870	$7,935	$7,122,805
Common stock issued to employees	199	3	(3)			—		—
Common stock issued to the Board	28	—	1,271			1,271		1,271
Common stock issued under ESPP	26	—	1,072			1,072		1,072
Shares withheld – RSU settlement				(4,465)		(4,465)		(4,465)
Employee stock-based compensation expense			7,233			7,233		7,233
Cash dividends paid and dividends accrued ($0.18 per share)				(29,439)		(29,439)		(29,439)
Net income (loss)				34,243		34,243	(312)	33,931
Other comprehensive loss					(109)	(109)		(109)
Investment in noncontrolling interest							619	619
Balances – June 30, 2025	162,277	$1,623	$4,464,204	$2,658,937	$(88)	$7,124,676	$8,242	$7,132,918

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2024	161,593	$1,616	$4,430,736	$2,624,666	(868)	$7,056,150	$16,072	$7,072,222
Common stock issued to employees	202	2	—			2		2
Common stock issued to the Board	24	—	1,208			1,208		1,208
Common stock issued under ESPP	17		945			945		945
Shares withheld – RSU settlement				(5,216)		(5,216)		(5,216)
Employee stock-based compensation expense			6,600			6,600		6,600
Cash dividends paid and dividends accrued ($0.16 per share)				(26,066)		(26,066)		(26,066)
Net income (loss)				20,300		20,300	(407)	19,893
Other comprehensive income					41	41		41
Investment in noncontrolling interest							743	743
Distribution to noncontrolling interest							(19)	(19)
Balances – June 30, 2024	161,836	$1,618	$4,439,489	$2,613,684	$(827)	$7,053,964	$16,389	$7,070,353

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period June 30, 2025, the Company operated an average of 21,610 tractors (comprised of 19,578 company tractors and 2,032 independent contractor tractors) and 89,826 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 4,108 tractors and 10,969 trailers. Additionally, the Intermodal segment operated an average of 612 tractors and 12,544 intermodal containers. As of June 30, 2025, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
January 2025	ASU 2025-01: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this ASU clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
May 2025	ASU 2025-03: Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	The amendments in this ASU require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material

Note 3 — Acquisitions and Investments
DHE
On July 30, 2024, the Company, through a wholly owned subsidiary, acquired the operating assets and assumed certain liabilities of the regional less-than-truckload division of Dependable Highway Express, Inc. based in Los Angeles, California.
The total purchase price consideration of $185.0 million, including net working capital adjustments, was funded through borrowing on the 2021 Revolver on the transaction date. At closing, $1.5 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. As of June 30, 2025, $0.5 million remains in escrow and is subject to further adjustments.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	July 30, 2024 Opening Balance Sheet as Reported at December 31, 2024	Adjustments	July 30, 2024 Opening Balance Sheet as Reported at June 30, 2025

Fair value of the consideration transferred	$184,986	$—	$184,986

Other current assets	445	—	445
Property and equipment	29,796	—	29,796
Operating lease right-of-use assets	15,448	—	15,448
Identifiable intangible assets [1]	72,400	1,000	73,400
Other noncurrent assets	98	—	98
Total assets	118,187	1,000	119,187

Claims accruals – current and noncurrent portions	(4,000)	—	(4,000)
Operating lease liabilities – current and noncurrent portions	(12,400)	—	(12,400)
Total liabilities	(16,400)	—	(16,400)

Goodwill	$83,199	$(1,000)	$82,199

1    Includes $57.9 million in customer relationships and $15.5 million in trade names.
The Company did not complete any material acquisitions or investments during the quarter and year-to-date periods ended June 30, 2025.

Note 4 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended June 30, 2025 and June 30, 2024 were 29.2% and 37.2%, respectively. The effective tax rates for the year-to-date periods ended June 30, 2025 and 2024 were 27.5% and 32.4%, respectively. The current quarter effective tax rate was primarily impacted by an increase in pre-tax income.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company has $11.5 million and $11.1 million, respectively in valuation allowances associated with state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of June 30, 2025 and December 31, 2024.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of June 30, 2025, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2025. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Borrowing base, based on eligible receivables	$455,200	$500,700
Less: outstanding borrowings [1]	(439,200)	(459,200)
Less: outstanding letters of credit	(15,730)	(27,167)
Availability under accounts receivable securitization facilities	$270	$14,333

1Outstanding borrowings are included in "Accounts receivable securitization - current portion" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. Interest accrued on the aggregate principal balance at a rate of 5.3% and 5.5% as of June 30, 2025 and December 31, 2024, respectively.
Refer to Note 12 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
2021 Term Loan A-2, due September 3, 2026, net 1 2	349,404	349,149
2021 Term Loan A-3, due September 3, 2026, net 1 2	759,588	779,411
2023 Term Loan, due September 3, 2026, net 1 3	249,621	249,459
Revenue equipment installment notes 1 4	153,380	192,255
Prudential Notes, net [1]	8,584	16,611
Other	6,255	6,722
Total long-term debt, including current portion	1,526,832	1,593,607
Less: current portion of long-term debt	(134,507)	(148,294)
Long-term debt, less current portion	$1,392,325	$1,445,313

	June 30, 2025	December 31, 2024
	(In thousands)
Total long-term debt, including current portion	$1,526,832	$1,593,607
2021 Revolver, due September 3, 2026 1 5	297,000	232,000
Long-term debt, including revolving line of credit	$1,823,832	$1,825,607

1Refer to Note 12 for information regarding the fair value of debt.
2As of June 30, 2025, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.6 million and $0.4 million in deferred loan costs, respectively. As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.9 million and $0.6 million in deferred loan costs, respectively.
3As of June 30, 2025, the carrying amount of the 2023 Term Loan was net of $0.4 million in deferred loan costs. As of December 31, 2024, the carrying amounts of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 4.77% and 4.68% as of June 30, 2025 and December 31, 2024, respectively.
5The Company also had outstanding letters of credit of $18.0 million and $18.1 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both June 30, 2025 and December 31, 2024, respectively. The Company also had outstanding letters of credit of $197.1 million and $246.0 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of June 30, 2025 and December 31, 2024, respectively.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2025, interest accrued at 5.93% on the 2021 Term Loan A-2, 5.93% on the 2021 Term Loan A-3, and 5.93% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of June 30, 2025, commitment fees on the unused portion of the 2021 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.5%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of June 30, 2025, the Company was in compliance with the covenants under the 2021 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of June 30, 2025 is equal to SOFR plus the 0.1% SOFR credit spread adjustment plus 1.75%. As of June 30, 2025, interest accrued at 6.18% on the 2023 Term Loan.
2025 Debt Agreement — On July 8, 2025, the Company entered into a $2.5 billion unsecured credit facility with a group of banks (the "2025 Debt Agreement"), replacing the 2021 Debt Agreement and the 2023 Term Loan. The 2025 Debt Agreement includes the following facilities:
•$1.5 billion revolving line of credit (the "2025 Revolver"), $672.0 million of which was drawn upon the Closing Date, maturing July 8, 2030
•$700.0 million term loan (the "2025 Term Loan A-1"), maturing July 8, 2030
•$300.0 million term loan (the "2025 Term Loan A-2"), maturing January 8, 2027
There are no scheduled principal payments due on the 2025 Revolver, or the 2025 Term Loan A-2 until the respective maturity dates noted above. For the 2025 Term Loan A-1, scheduled principal payments commence on September 30, 2028, payable in equal quarterly installments of $8.8 million, with the remaining outstanding balance due at the final maturity date on July 8, 2030. The interest rates applicable to the 2025 Debt Agreement are subject to leverage-based grids and as of the Closing Date were equal to SOFR plus 1.55% for the 2025 Revolver and 2025 Term Loan A-1 and SOFR plus 1.425% for the 2025 Term Loan A-2.
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $134.2 million as of June 30, 2025. Terms generally range from 48 months to 84 months. The interest rates as of June 30, 2025 range from 2.0% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2025 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of June 30, 2025, the Company was in compliance with the covenants under the 2021 Prudential Notes.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended June 30, 2025 and 2024 were immaterial.
Assumptions
A weighted-average discount rate of 5.24% was used to determine benefit obligations as of June 30, 2025.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
Discount rate	5.26%	5.03%	5.39%	4.86%
Expected long-term rate of return on pension plan assets	5.00%	6.00%	5.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of June 30, 2025, the Company had outstanding commitments to purchase revenue equipment of $416.4 million in the remainder of 2025 ($366.1 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2025, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $89.3 million in the remainder of 2025, $75.5 million from 2026 through 2027, $8.6 million from 2028 through 2029, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $4.9 million, relating to the Company's outstanding legal proceedings as of June 30, 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Third-Party Carrier Insurance Commitments
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities will be funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims. The maximum potential additional premium under each transfer agreement is $14.0 million. During the quarter ended June 30, 2025, the Company recorded a loss contingency of $2.8 million related to estimated additional premiums as certain claims in the first transfer transaction have reached amounts above the agreed loss development thresholds noted above. This is recorded in "Insurance and claims" in the Company's condensed consolidated statements of comprehensive income.

Note 10 — Share Repurchase Plans
In April 2022, the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during the quarter and year-to-date periods ended June 30, 2025 and 2024.no
As of June 30, 2025 and December 31, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
	(In thousands)
Basic weighted average common shares outstanding	162,131	161,689	162,052	161,598
Dilutive effect of equity awards	410	422	445	491
Diluted weighted average common shares outstanding	162,541	162,111	162,497	162,089
Anti-dilutive shares excluded from earnings per diluted share [1]	888	525	697	378
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		June 30, 2025		December 31, 2024
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	$112,016	$112,016	$104,640	$104,640

Financial Liabilities:
2021 Term Loan A-2, due September 2026 1 2	Finance lease liabilities and long-term debt – less current portion	$349,404	$350,000	$349,149	$350,000
2021 Term Loan A-3, due September 2026 1 2	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	759,588	760,000	779,411	780,000
2023 Term Loan, due September 2026 1 3	Long-term debt – less current portion	249,621	250,000	249,459	250,000
2021 Revolver, due September 2026	Revolving line of credit	297,000	297,000	232,000	232,000
Revenue equipment installment notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	153,380	153,380	192,255	192,255
2021 Prudential Notes 1 5	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	8,584	8,584	16,611	16,621
2023 RSA, due October 2025 1 6	Accounts receivable securitization – current portion	439,128	439,200	458,983	459,200
Mandatorily redeemable contingent consideration [7]	Accrued liabilities	132,287	132,287	132,287	132,287
Contingent consideration [7]	Accrued liabilities, Other long-term liabilities	5,203	5,203	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of June 30, 2025, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.6 million and $0.4 million in deferred loan costs, respectively. As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.9 million and $0.6 million in deferred loan costs, respectively.
3As of June 30, 2025, the carrying amount of the 2023 Term Loan was net of $0.4 million in deferred loan costs. As of December 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
4As of June 30, 2025, the carrying amount of the revenue equipment installment notes included $0.4 million in fair value adjustments. As of December 31, 2024, the carrying amount of the revenue equipment installment notes included $0.6 million in fair value adjustments.
5As of June 30, 2025, the carrying amount of the 2021 Prudential Notes included $0.4 million in fair value adjustments. As of December 31, 2024, the carrying amount of the 2021 Prudential Notes was net of $10,000 in deferred loan costs and included $0.6 million in fair value adjustments.
6The carrying amount of the 2023 RSA was net of $0.1 million and $0.2 million in deferred loan costs as of June 30, 2025 and December 31, 2024, respectively.
7The contingent consideration is primarily related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of June 30, 2025 and December 31, 2024, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2025
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

(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. The Company completes this valuation every six months with the next valuation being completed on December 31,2025.
As of June 30, 2025, the Company used volatility rates of 40.0% and 47.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of June 30, 2025 the Company used a discount rate of 5.7%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

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
(b)The Company did not recognize any gains in the quarter and year-to-date periods ended June 30, 2025 and 2024.
2As of December 31, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of June 30, 2025
Buildings [1]	$—	$—	$—	$—	$(3,471)
Operating lease right-of-use assets [2]	$—	$—	$—	$—	$(7,141)

As of December 31, 2024
Buildings [3]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [4]	$—	$—	$—	$—	$(5,974)
Equipment [5]	$—	$—	$—	$—	$(12,750)

1Reflects non-cash impairments related to certain real property (within the Truckload segment).
2Reflects non-cash impairments related to certain real property leases (within the Truckload segment).
3Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
4Reflects the non-cash impairment related to the market value of a facility lease (within the Truckload segment).
5Reflects the non-cash impairment of certain revenue equipment held for sale and other equipment (within the Truckload segment and the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2025 and December 31, 2024, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Operating Assets — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains of:
•$11.7 million and $6.0 million for the quarters ended June 30, 2025 and 2024, respectively.
•$27.3 million and $12.6 million for the year-to-date periods ended June 30, 2025 and 2024, respectively.

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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2025
Fixed income funds	$32,476	$32,476	$—	$—
Cash and cash equivalents	1,712	1,712	—	—
Total pension plan assets	$34,188	$34,188	$—	$—

As of December 31, 2024
Fixed income funds	$33,399	$33,399	$—	$—
Cash and cash equivalents	389	389	—	—
Total pension plan assets	$33,788	$33,788	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended June 30,				Year-to-Date June 30,
	2025		2024		2025		2024
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$252	$97	$250	$141	$475	$254	$447	$291
Other Services	$—	$9	$—	$8	—	17	—	17

	June 30, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$135	$—	$136

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended June 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,214,036	$386,854	$128,298	$84,065	$74,446	$(25,759)	$1,861,940
Less [1]:
Salaries, wages, and benefits	$447,036	$217,698	$6,779	$14,467	$69,202	$(600)	$754,582
Fuel	169,711	29,495	—	3,864	496	—	203,566
Operations and maintenance [2]	126,033	27,019	4,619	5,564	(17,659)	(5,606)	139,970
Insurance and claims	63,222	14,973	715	1,773	4,598	—	85,281
Depreciation and amortization of property and equipment	131,021	24,109	458	5,964	14,986	—	176,538
Purchased transportation	108,577	9,324	103,957	50,537	2,842	(9,515)	265,722
Other segment items 2 3	123,016	45,903	6,223	5,325	(6,764)	(10,038)	163,665
Total operating expense	$1,168,616	$368,521	$122,751	$87,494	$67,701	$(25,759)	$1,789,324
Operating income (loss)	$45,420	$18,333	$5,547	$(3,429)	$6,745	$—	$72,616
Operating ratio	96.3%	95.3%	95.7%	104.1%	90.9%	100.0%	96.1%

	Quarter Ended June 30, 2024 (Recast)
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,264,237	$306,478	$131,700	$97,528	$68,279	$(21,568)	$1,846,654
Less [1]:
Salaries, wages, and benefits	$445,230	$158,923	$6,641	$14,774	$67,064	$(754)	$691,878
Fuel	192,333	25,220	—	4,441	579	—	222,573
Operations and maintenance [2]	133,633	17,665	2,869	6,601	(17,574)	(4,943)	138,251
Insurance and claims	85,611	16,085	1,566	1,244	932	—	105,438
Depreciation and amortization of property and equipment	136,951	18,995	979	5,555	16,370	—	178,850
Purchased transportation	116,893	4,000	108,096	60,891	3,319	(6,431)	286,768
Other segment items 2 3	130,103	32,541	6,790	5,739	(6,297)	(9,440)	159,436
Total operating expense	$1,240,754	$273,429	$126,941	$99,245	$64,393	$(21,568)	$1,783,194
Operating income (loss)	$23,483	$33,049	$4,759	$(1,717)	$3,886	$—	$63,460
Operating ratio	98.1%	89.2%	96.4%	101.8%	94.3%	100.0%	96.6%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Year-to-Date June 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments [2]	Eliminations	Total
	(In thousands)
Total revenue	$2,406,586	$739,255	$269,919	$175,168	$146,011	$(50,637)	$3,686,302
Less [1]:
Salaries, wages, and benefits	$879,196	$417,579	$13,538	$29,442	$137,591	$(1,105)	$1,476,241
Fuel	342,913	58,659	—	8,229	1,011	—	410,812
Operations and maintenance [2]	245,566	50,119	9,250	12,763	(34,776)	(10,580)	272,342
Insurance and claims	137,013	28,503	2,293	3,183	6,514	—	177,506
Depreciation and amortization of property and equipment	263,881	47,162	1,073	11,632	30,269	—	354,017
Purchased transportation	214,926	16,922	219,952	104,450	5,699	(18,933)	543,016
Other segment items 2 3	233,071	89,284	13,123	10,710	(13,080)	(20,019)	313,089
Total operating expense	$2,316,566	$708,228	$259,229	$180,409	$133,228	$(50,637)	$3,547,023
Operating income (loss)	$90,020	$31,027	$10,690	$(5,241)	$12,783	$—	$139,279
Operating ratio	96.3%	95.8%	96.0%	103.0%	91.2%	100.0%	96.2%

	Year-to-Date June 30, 2024 (recast)
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$2,527,252	$588,600	$258,429	$185,513	$153,358	$(44,031)	$3,669,121
Less [1]:
Salaries, wages, and benefits	$891,049	$315,630	$13,759	$29,439	$136,224	$(1,316)	$1,384,785
Fuel	395,954	51,231	—	8,691	1,286	—	457,162
Operations and maintenance [2]	263,441	34,868	4,788	13,766	(33,783)	(10,196)	272,884
Insurance and claims	163,236	26,128	3,524	2,310	32,686	—	227,884
Depreciation and amortization of property and equipment	276,945	37,094	1,930	11,010	33,736	—	360,715
Purchased transportation	233,320	7,593	213,496	115,653	8,012	(14,049)	564,025
Other segment items 2 3	256,677	62,720	13,700	11,269	(8,245)	(18,470)	317,651
Total operating expense	$2,480,622	$535,264	$251,197	$192,138	$169,916	$(44,031)	$3,585,106
Operating income (loss)	$46,630	$53,336	$7,232	$(6,625)	$(16,558)	$—	$84,015
Operating ratio	98.2%	90.9%	97.2%	103.6%	110.8%	100.0%	97.7%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended June 30, 2025 and 2024. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2025 and December 31, 2024.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and self-insured retention limits, including the potential impact of adverse developments in our prior period claims,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, inventory levels or management, labor supply and relations, and trade policy,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, purchased transportation, impairments, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, load count, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "pursue," "continue," "outlook," "confident," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2024 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
Key Financial Highlights — Year-to-Date June 30, 2025
Consolidated operating income increased 65.8% to $139.3 million during the first half of 2025, as compared to the same period last year. Net income attributable to Knight-Swift increased 267.3% to $64.9 million.
•Truckload — 96.3% operating ratio during the first half of 2025. The Adjusted Operating Ratio1 was 95.1%, with a 3.4% year-over-year decrease in revenue, excluding fuel surcharge and intersegment transactions. Cost-reduction efforts led to a 1.3% reduction in our Adjusted Operating Expenses per mile for the first half of 2025, compared to the first half of 2024.
•LTL — 95.8% operating ratio during the first half of 2025. The Adjusted Operating Ratio1 deteriorated 570 basis points year-over-year to 93.6%, due to start-up costs and early-stage operations at recently opened facilities as well as some lingering costs from the integration of the DHE Acquisition. We opened ten new locations during the first half of 2025, as we continue to invest in our network.
•Logistics — 96.0% operating ratio during the first half of 2025. The Adjusted Operating Ratio1 was 95.2% with a gross margin of 18.5%. Revenue increased 4.4% year-over-year. Revenue per load increased 11.0% and was partially offset by a 5.8% decline in load count.
•Intermodal — 103.0% operating ratio during the first half of 2025, as revenue per load declined 1.3% year-over-year and load count decreased 4.3%.
•All Other Segments — Operating income increased to $12.8 million during the first half of 2025 from a $16.6 million operating loss during the comparable period of 2024, largely as a result of our warehousing business and leasing businesses and reflects improvement from the prior year period, which had included a $19.5 million operating loss for the third-party insurance business we exited during the first quarter of 2024.
•Liquidity and Capital — During the first half of 2025, we generated $325.9 million in operating cash flows and Free Cash Flow1 of $153.7 million. We paid down $81.5 million in finance lease liabilities, $75.4 million in operating lease liabilities, and had $45.0 million of net borrowings on our 2021 Revolver and 2023 RSA. As of June 30, 2025, we had a balance of $216.3 million in unrestricted cash and cash equivalents, $2.6 billion face value outstanding debt, net of unrestricted cash, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,861,940	$1,846,654	$3,686,302	$3,669,121
Revenue, excluding truckload and LTL fuel surcharge	$1,672,201	$1,641,701	$3,305,164	$3,254,515
Net income attributable to Knight-Swift	$34,243	$20,300	$64,882	$17,665
Earnings per diluted share	$0.21	$0.13	$0.40	$0.11
Operating ratio	96.1%	96.6%	96.2%	97.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$57,179	$39,375	$102,551	$59,149
Adjusted EPS [1]	$0.35	$0.24	$0.63	$0.36
Adjusted Operating Ratio [1]	93.8%	94.6%	94.2%	95.7%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	21,311	22,828	21,610	23,071
Average trailers [3]	90,085	92,581	89,826	93,495
LTL
Average tractors [4]	4,193	3,429	4,108	3,393
Average trailers [5]	10,962	8,893	10,969	8,796
Intermodal
Average tractors	602	613	612	611
Average containers	12,543	12,580	12,544	12,581
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.7 years as of June 30, 2025 and 2024, respectively.
3Our average trailers includes 9,965 and 8,876 trailers related to leasing activities recorded within our All Other Segments for the quarters ended June 30, 2025 and 2024, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.5 years and 9.1 years as of June 30, 2025 and 2024, respectively. Our average trailers includes 9,811 and 8,822 trailers related to leasing activities recorded within our non-reportable segments for the year-to-date periods June 30, 2025 and 2024, respectively.
4Our LTL tractor fleet had a weighted average age of 4.5 years and 4.2 years as of June 30, 2025 and 2024, respectively. Our LTL tractor fleet includes 660 and 612 tractors from ACT's and MME's dedicated and other businesses for the quarters ended June 30, 2025 and 2024, respectively. Our LTL tractor fleet includes 664 and 612 tractors from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2025 and 2024, respectively.
5Our LTL trailer fleet had a weighted average age of 8.2 years and 8.6 years as of June 30, 2025 and 2024, respectively. Our LTL trailer fleet includes 1,039 and 829 trailers from ACT's and MME's dedicated and other businesses for the quarters ended June 30, 2025 and 2024, respectively. Our LTL trailer fleet includes 1,027 and 825 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Outlook
Market Trends
The second quarter saw unprecedented trade actions, which brought a range of responses by shippers and volatility in freight flows that differed meaningfully from normal patterns and typical seasonal trends in the Truckload market. This called for agility from our businesses, and our people responded, demonstrating the flexibility of our over-the-road capacity and network in order to mitigate pressure on miles and earnings.
While the import "cliff" that many anticipated did not prove to be as stark, there was a general softness in freight demand for most of the quarter, especially on the West coast. We did experience a mild lift in freight opportunities and projects near the end of the quarter but short of a normal seasonal build in freight volumes we typically see in a second quarter. While we continue to drive cost out of our businesses, we are careful not to sacrifice the competitive advantage we have through our industry-leading scale and the flexibility our over-the-road model provides, allowing us to deliver distinctive value to our customers.
We are continuing to grow our LTL network, customer base, and volumes, and we are committed to doing this while maintaining strong service levels. We are encouraged to see customers responding to our service offering, awarding us robust growth at a time when industry volumes remain under pressure. At the same time, the costs of expansion and integration, and our efforts to ramp staffing levels and fleet assets in anticipation of further growth are putting pressure on margins. We have multiple initiatives underway to accelerate the normalization of our operational fundamentals and the regaining of efficiencies in our cost performance even as our network and freight portfolio grow rapidly.
The fluid policy environment makes forecasting even more difficult than normal. We are staying close with our customers as the situation unfolds, delivering solid service and bringing our capacity and creativity to bear in responding to disruptions created by the shifting landscape. Changes in trade policy can create the need for shippers to react quickly in managing inventory levels, which could benefit the fast, flexible nature of our truckload service. As we begin to navigate the third quarter, we are in early discussions with a few customers regarding potential projects during peak season. It is too early to know if these discussions will materialize into additional business, but these types of conversations provide encouragement that one-way capacity is becoming less plentiful and more valuable when it can be provided with scale. We cannot say when the freight market will finally turn, but we are confident that we are well-positioned to make the most of the opportunities that the next cycle will bring given our larger Truckload business, our heavy mix of one-way truckload service, our growing LTL business, our agile and efficient Logistics business which complements our asset model, and the progress we continue to make structurally cutting cost out of our organization.
Company Outlook
Our Company outlook for the third quarter of 2025 includes the following:
Truckload
•Truckload Segment revenue up low single-digit percent sequentially with operating margins slightly improved sequentially,
•Revenue per loaded mile recovers slightly sequentially as freight mix normalizes,
•Tractor count and utilization largely stable sequentially.
LTL
•LTL Segment revenue, excluding fuel surcharge, growth between 20% - 25% year-over-year in third quarter as we lap the DHE acquisition in July,
•Adjusted Operating Ratio improves 100 - 200 basis points sequentially as cost initiatives and operating leverage overcome normal seasonal degradation.
Logistics
•Logistics Segment revenue and Adjusted Operating Ratio fairly stable sequentially.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal
•Intermodal Segment load count improves high single-digit percent sequentially,
•Operating loss improves sequentially driven by cost initiatives and volume leverage.
All Other
•All Other Segment operating income, before including the $11.7 million quarterly intangible asset amortization, approximately $15 million to $20 million in third quarter, with a fourth quarter sequential step-down similar to prior year trends.
Additional
•Gain on sale to be in the range of $18 million to $23 million in third quarter,
•Net interest expense fairly stable sequentially in third quarter,
•Net cash capital expenditures for the full year 2025 expected range of $525 million - $575 million,
•Expected effective tax rate on adjusted income before taxes of approximately 27% to 28% for third quarter.
In addition to the above, we expect the Truckload segment will continue to pursue opportunities, as we continue to implement a decentralized operating model within our new U.S. Xpress locations, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. With our mid-2024 acquisition of DHE and the continued organic expansion of our ACT, MME, and DHE brands, we expect additional yield and revenue opportunities from our growing super-regional LTL transportation network. The pace of our LTL facility expansion will be lower in 2025 than in 2024 as we focus on ongoing bid activities that we believe will provide further opportunities to grow shipment volumes and improve efficiencies in our LTL segment. The Intermodal segment continues to build out its network that aligns with our new rail partners as we pursue a more diversified portfolio of customers. Our All Other Segments are further expanding to complement our other service offerings.
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

Operating Results: Second Quarter 2025 compared to Second Quarter 2024
The $13.9 million increase in net income attributable to Knight-Swift to $34.2 million during the second quarter of 2025 from $20.3 million during the same period last year includes the following:
•Contributor — $21.9 million increase in operating income within our Truckload segment primarily due to a 2.6% year-over-year reduction in our Adjusted Operating Expenses per mile.
•Contributor — $8.3 million increase in other income, net, primarily due to current quarter income within our portfolio of investments.
•Contributor — $2.9 million increase in operating income within the All Other Segments, driven by a 9.0% increase in revenue primarily driven by our warehousing and leasing businesses.
•Contributor — $0.8 million increase in operating income within our Logistics segment due to a 100 basis point improvement in gross margin percentage.
•Offset — $14.7 million decrease in operating income within our LTL segment primarily due to start-up costs and early-stage operations at the recently opened facilities.
•Offset — $2.2 million increase in consolidated income tax expense, primarily due to increase in pretax income. Our effective tax rate for the second quarter of 2025 was 29.2%, compared to 37.2% for the second quarter of 2024.
•Offset — $1.7 million increase in operating loss within our Intermodal segment, driven by a 12.4% decrease in load count, and a 1.6% decrease in revenue per load.
•Offset — $0.4 million increase in consolidated interest expense primarily driven by higher overall debt balances.
Operating Results: First Half 2025 compared to First Half 2024
The $47.2 million increase in net income attributable to Knight-Swift to $64.9 million during the first half of 2025 from $17.7 million during the same period last year includes the following:
•Contributor — $43.4 million increase in operating income within our Truckload segment primarily due to a 1.3% year-over-year reduction in our Adjusted Operating Expenses per mile.
•Contributor — $3.5 million increase in operating income within our Logistics segment due to a 11.0% increase in revenue per load.
•Contributor — $1.4 million decrease in operating loss within our Intermodal segment.
•Contributor — $29.3 million increase in operating income within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
•Contributor — $10.3 million increase in other income, net, primarily due to income within our portfolio of investments.
•Contributor — $0.6 million decrease in consolidated interest expense primarily driven by lower interest rates, partially offset by higher overall debt balances.
•Offset — $22.3 million decrease in operating income within our LTL segment primarily due to start-up costs and early-stage operations at the recently opened facilities.
•Offset — $16.2 million increase in consolidated income tax expense, primarily due to increase in pretax income. Our effective tax rate for the first half of 2025 was 27.5%, compared to 32.4% for the first half of 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
Revenue:	(In thousands)
Truckload	$1,214,036	$1,264,237	$2,406,586	$2,527,252
LTL	386,854	306,478	739,255	588,600
Logistics	128,298	131,700	269,919	258,429
Intermodal	84,065	97,528	175,168	185,513
Subtotal	$1,813,253	$1,799,943	$3,590,928	$3,559,794
All Other Segments	74,446	68,279	146,011	153,358
Intersegment eliminations	(25,759)	(21,568)	(50,637)	(44,031)
Total revenue	$1,861,940	$1,846,654	$3,686,302	$3,669,121

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
Operating income (loss):	(In thousands)
Truckload	$45,420	$23,483	$90,020	$46,630
LTL	18,333	33,049	31,027	53,336
Logistics	5,547	4,759	10,690	7,232
Intermodal	(3,429)	(1,717)	(5,241)	(6,625)
Subtotal	$65,871	$59,574	$126,496	$100,573
All Other Segments	6,745	3,886	12,783	(16,558)
Operating income	$72,616	$63,460	$139,279	$84,015

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 15,400 irregular route and 5,900 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with super-regional LTL transportation service through our growing network of approximately 180 facilities and a door count of approximately 6,600. Our LTL segment operates approximately 4,200 tractors and approximately 11,000 trailers, including equipment used for dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
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
The most significant expenses in the Truckload segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Truckload segment are depreciation and rent expense from tractors, trailers, and terminals, as well as compensating our non-driver employees.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,214,036	$1,264,237	$2,406,586	$2,527,252	(4.0%)		(4.8%)
Revenue, excluding fuel surcharge and intersegment transactions	$1,073,300	$1,102,790	$2,121,383	$2,196,841	(2.7%)		(3.4%)
GAAP: Operating income	$45,420	$23,483	$90,020	$46,630	93.4%		93.1%
Non-GAAP: Adjusted Operating Income [1]	$58,404	$31,156	$104,889	$60,270	87.5%		74.0%
Average revenue per tractor [2]	$50,364	$48,309	$98,167	$95,221	4.3%		3.1%
GAAP: Operating ratio [2]	96.3%	98.1%	96.3%	98.2%	(180	bps)	(190	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	94.6%	97.2%	95.1%	97.3%	(260	bps)	(220	bps)
Non-paid empty miles percentage [2]	13.9%	14.0%	14.0%	14.1%	(10	bps)	(10	bps)
Average length of haul (miles) [2]	369	385	371	390	(4.2%)		(4.9%)
Total miles per tractor [2]	21,335	20,518	41,366	40,405	4.0%		2.4%
Average tractors 2 3	21,311	22,828	21,610	23,071	(6.6%)		(6.3%)
Average trailers 2 4	90,085	92,581	89,826	93,495	(2.7%)		(3.9%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 19,317 and 20,706 average company-owned tractors for the second quarter of 2025 and 2024, respectively. Includes 19,578 and 20,913 average company-owned tractors for the year-to date periods June 30, 2025 and 2024, respectively.
4    Our average trailers includes 9,965 and 8,876 trailers related to leasing activities recorded within our All Other Segments for the quarters ended June 30, 2025 and 2024, respectively. Our average trailers includes 9,811 and 8,822 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods June 30, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2025 and 2024 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, declined 2.7% year-over-year, driven by a 2.8% decrease in loaded miles. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, was flat year-over-year but down 1.4% from the first quarter of 2025 as a result of mix changes and spot market weakness given the lull in import-driven demand during the quarter. The second quarter Adjusted Operating Ratio improved 260 basis points year-over-year to 94.6%, reflecting improvements of 300 basis points for U.S. Xpress and 250 basis points for our legacy trucking businesses. Miles per tractor improved 4.0% year-over-year as a result of our efforts to drive productivity and reduce underutilized assets. Our cost-reduction efforts led to a 2.6% year-over-year reduction in our Adjusted Operating Expenses per mile as we continue to make tangible progress improving our cost structure. We are focused on disciplined pricing, cost control, and quality service that we expect will position our business to continue to respond to volatile market conditions.
Comparison Between Year-to-Date June 30, 2025 and 2024 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions declined 3.4% year-over-year, driven by a 4.1% decrease in loaded miles. Adjusted Operating Ratio improved 220 basis points during the first half of 2025 to 95.1%, reflecting improvements of 200 basis points for U.S. Xpress and 220 basis points for our legacy trucking businesses. Miles per tractor improved 2.4% year-over-year as a result of our efforts to drive productivity and reduce underutilized assets. Our cost-reduction efforts led to a 1.3% year-over-year reduction in our Adjusted Operating Expenses per mile.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,			QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024		QTD 2024		YTD 2024
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$386,854	$306,478	$739,255	$588,600		26.2%		25.6%
Revenue, excluding fuel surcharge	$337,726	$263,095	$642,984	$504,085		28.4%		27.6%
GAAP: Operating income	$18,333	$33,049	$31,027	$53,336		(44.5%)		(41.8%)
Non-GAAP: Adjusted Operating Income [1]	$23,353	$36,969	$41,074	$61,176		(36.8%)		(32.9%)
GAAP: Operating ratio [2]	95.3%	89.2%	95.8%	90.9%	610	bps	490	bps
Non-GAAP: Adjusted Operating Ratio 1 2	93.1%	85.9%	93.6%	87.9%	720	bps	570	bps
LTL shipments per day [2]	24,918	20,482	24,140	19,641		21.7%		22.9%
LTL weight per shipment [2]	982	1,008	982	1,008		(2.6%)		(2.6%)
LTL average length of haul (miles) [2]	666	585	653	579		13.8%		12.8%
LTL revenue per shipment [2]	$213.26	$202.46	$211.68	$201.20		5.3%		5.2%
LTL revenue xFSC per shipment [2]	$185.87	$173.50	$183.79	$172.02		7.1%		6.8%
LTL revenue per hundredweight [2]	$21.72	$20.09	$21.55	$19.97		8.1%		7.9%
LTL revenue xFSC per hundredweight [2]	$18.93	$17.22	$18.71	$17.07		9.9%		9.6%
LTL average tractors 2 3	4,193	3,429	4,108	3,393		22.3%		21.1%
LTL average trailers 2 4	10,962	8,893	10,969	8,796		23.3%		24.7%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 660 and 612 tractors from ACT's and MME's dedicated and other businesses for the second quarter of 2025 and 2024, respectively. Our LTL tractor fleet includes 664 and 612 tractors from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2025 and 2024, respectively.
4Our LTL trailer fleet includes 1,039 and 829 trailers from ACT's and MME's dedicated and other businesses for the second quarter of 2025 and 2024, respectively. Our LTL trailer fleet includes 1,027 and 825 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2025 and 2024, respectively.
Comparison Between the Quarters Ended June 30, 2025 and 2024 — Our LTL segment grew revenue, excluding fuel surcharge, 28.4% as shipments per day increased 21.7% year-over-year, which includes the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 9.9%, while revenue per shipment, excluding fuel surcharge, increased by 7.1%. Weight per shipment decreased 2.6% year-over-year but was flat with the first quarter. Average length of haul continues to climb, rising 13.8% year-over-year and 4.2% sequentially, as we win new business across our expanding network. This segment produced a 93.1% Adjusted Operating Ratio during the second quarter, which was an improvement of 110 basis points from the first quarter of 2025. Adjusted Operating Income decreased 36.8% year-over-year due to the decline in operating margin primarily attributable to early-stage operations at our recently opened facilities as well as continued costs related to the integration of DHE. While the LTL segment continues to post strong growth in customers and freight volumes across the expanding network, we are taking actions to accelerate the realization of cost efficiencies and to better align our resources with shifting volumes and freight flows. We anticipate that progress on these initiatives will partially offset the normal seasonal pattern of operating margin degradation in the second half of the year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

During the second quarter, we opened three new service centers and replaced one more with a larger site, bringing our year-to-date growth in door count to 7.8% and our year-over-year growth in door count to 27.5%. We continue to expect our pace of facility expansion will be lower in 2025 than in 2024 and believe ongoing bid activities will provide further opportunities to grow shipment volume and improve efficiencies. Our focus for 2025 is to drive both revenue and margin expansion in the business. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
Comparison Between Year-to-Date June 30, 2025 and 2024 — Our LTL segment grew revenue, excluding fuel surcharge, 27.6% as shipments per day increased 22.9% during the first half of 2025, which includes the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 9.6%, while revenue per shipment, excluding fuel surcharge, increased by 6.8%, while weight per shipment decreased 2.6%. This segment produced a 93.6% Adjusted Operating Ratio during the first half of 2025, and Adjusted Operating Income decreased 32.9% when compared to the first half of 2024, due to the decline in operating margin primarily attributable to early-stage operations at our recently opened facilities as well as continued costs related to the integration of DHE.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$128,298	$131,700	$269,919	$258,429	(2.6%)		4.4%
GAAP: Operating income	$5,547	$4,759	$10,690	$7,232	16.6%		47.8%
Non-GAAP: Adjusted Operating Income 1 2	$6,711	$5,923	$13,018	$9,560	13.3%		36.2%
Revenue per load - Brokerage only [2]	$2,025	$1,831	$1,988	$1,791	10.6%		11.0%
Gross margin percentage - Brokerage only [2]	18.9%	17.9%	18.5%	17.3%	100	bps	120	bps
GAAP: Operating ratio [2]	95.7%	96.4%	96.0%	97.2%	(70	bps)	(120	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	94.8%	95.5%	95.2%	96.3%	(70	bps)	(110	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2025 and 2024 — The Logistics segment Adjusted Operating Ratio was 94.8%, with a gross margin of 18.9% in the second quarter of 2025. Revenue decreased 2.6% year-over-year, driven by a 11.7% decline in load count, largely offset by a 10.6% increase in revenue per load. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
Comparison Between Year-to-Date June 30, 2025 and 2024 — The Logistics segment Adjusted Operating Ratio was 95.2%, with a gross margin of 18.5% in the first half of 2025. Revenue increased 4.4% year-over-year, driven by an 11.0% increase in revenue per load, partially offset by a 5.8% decline in load count.
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

	Quarter Ended June 30,		Year-to-Date June 30,			QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024		QTD 2024		YTD 2024
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$84,065	$97,528	$175,168	$185,513		(13.8%)		(5.6%)
GAAP: Operating loss	$(3,429)	$(1,717)	$(5,241)	$(6,625)		(99.7%)		20.9%
Average revenue per load [1]	$2,572	$2,615	$2,580	$2,615		(1.6%)		(1.3%)
GAAP: Operating ratio [1]	104.1%	101.8%	103.0%	103.6%	230	bps	(60	bps)
Load count	32,682	37,290	67,893	70,937		(12.4%)		(4.3%)
Average tractors [1] [2]	602	613	612	611		(1.8%)		0.2%
Average containers [1]	12,543	12,580	12,544	12,581		(0.3%)		(0.3%)
1    Defined under "Operating Statistics," above.
2    Includes 551 and 555 company-owned tractors for the second quarter of 2025 and 2024, respectively.
Includes 564 and 554 company-owned tractors for the year-to-date periods ended June 30, 2025 and 2024, respectively.
Comparison Between the Quarters Ended June 30, 2025 and 2024 — The Intermodal segment operating ratio increased 230 basis points year-over-year to 104.1%, driven by a 13.8% decline in revenue, partially offset by reductions in cost and improvements in network balance. The revenue decrease was the result of a 12.4% decrease in load count and a 1.6% decline in revenue per load year-over-year. This segment was the most impacted by the decline in import volumes on the West coast, however, we expect load count to grow sequentially as a result of new customer awards and a return of normalized volumes of existing customers. During the quarter we converted to private chassis in five markets, which we expect will improve the cost structure of this business. We remain focused on creating a balanced network, reducing empty moves, and growing our load count with disciplined pricing.
Comparison Between Year-to-Date June 30, 2025 and 2024 — The Intermodal segment operated with a 103.0% operating ratio, while total revenue decreased 5.6% year-over-year to $175.2 million. The drop in revenue was driven by a 1.3% decline in revenue per load, and a 4.3% decline in load count when compared to the same period last year.

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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$74,446	$68,279	$146,011	$153,358	9.0%	(4.8%)
Operating income (loss)	$6,745	$3,886	$12,783	$(16,558)	73.6%	177.2%
Comparison Between the Quarters Ended June 30, 2025 and 2024 — Revenue within our All Other Segments for the second quarter increased 9.0% and operating income increased 73.6% year-over-year, primarily driven by our warehousing and leasing businesses. The operating result also includes a $2.8 million charge related to the residual risk from the third-party insurance business that the Company wound down in the first quarter of 2024.
Comparison Between Year-to-Date June 30, 2025 and 2024 — Revenue within our All Other Segments for the first half of 2025 declined 4.8% year-over-year, largely as a result of winding down our third-party carrier insurance program in the first quarter of 2024. The $12.8 million operating income within our All Other Segments is primarily driven by our warehousing business and leasing businesses and reflects improvement from the prior year period, which had included a $19.5 million operating loss for the third-party insurance business.

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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$754,582	$691,878	$1,476,241	$1,384,785	9.1%		6.6%
% of total revenue	40.5%	37.5%	40.0%	37.7%	300	bps	230	bps
% of revenue, excluding truckload and LTL fuel surcharge	45.1%	42.1%	44.7%	42.5%	300	bps	220	bps
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
Comparison Between the Quarters Ended June 30, 2025 and 2024 — The $62.7 million increase in consolidated salaries, wages, and benefits for the second quarter of 2025, as compared to the second quarter of 2024, is primarily due to a $47.5 million increase in LTL wages as a result of service center expansion, the DHE Acquisition, and labor to support increased shipment count from expansion efforts. This was partially offset by a $3.3 million decrease in Truckload driving associate mileage pay primarily due to a 2.5% decrease in total miles driven by company driving associates in our Truckload segment.
Comparison Between Year-to-Date June 30, 2025 and 2024 — The $91.5 million increase in consolidated salaries, wages, and benefits for the first half of 2025, as compared to the first half of 2024, is primarily due to a $85.9 million increase in LTL wages as a result of service center expansion, the DHE Acquisition, and labor to support increased shipment count from expansion efforts. This was partially offset by a $5.7 million decrease in Truckload driving associate mileage pay primarily due to a 3.6% decrease in total miles driven by company driving associates in our Truckload segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Fuel	$203,566	$222,573	$410,812	$457,162	(8.5%)		(10.1%)
% of total revenue	10.9%	12.1%	11.1%	12.5%	(120	bps)	(140	bps)
% of revenue, excluding truckload and LTL fuel surcharge	12.2%	13.6%	12.4%	14.0%	(140	bps)	(160	bps)
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
Comparison Between Quarters Ended June 30, 2025 and 2024 — The $19.0 million decrease in consolidated fuel expense for the second quarter of 2025 is primarily driven by the 2.5% decrease in Truckload total miles driven by company driving associates and the decrease in the average weekly DOE fuel prices for the second quarter of 2025, as compared to the second quarter of 2024. This was partially offset by a 34.0% increase in LTL miles. Average weekly DOE fuel prices were $3.56 per gallon for the second quarter of 2025 and $3.85 per gallon for the second quarter of 2024.
Comparison Between Year-to-Date June 30, 2025 and 2024 — The $46.4 million decrease in consolidated fuel expense for the first half of 2025 is primarily driven by the 3.6% decrease in Truckload total miles driven by company driving associates and the decrease in the average weekly DOE fuel prices for the first half of 2025, as compared to the first half of 2024. This was partially offset by a 30.0% increase in LTL miles. Average weekly DOE fuel prices were $3.59 per gallon for the first half of 2025 and $3.91 per gallon for the first half of 2024.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$139,970	$138,251	$272,342	$272,884	1.2%		(0.2%)
% of total revenue	7.5%	7.5%	7.4%	7.4%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.4%	8.4%	8.2%	8.4%	—	bps	(20	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operations and maintenance expense remained relatively flat for the second quarter of 2025 and the first half of 2025, as compared to the same periods last year.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$85,281	$105,438	$177,506	$227,884	(19.1%)		(22.1%)
% of total revenue	4.6%	5.7%	4.8%	6.2%	(110	bps)	(140	bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.1%	6.4%	5.4%	7.0%	(130	bps)	(160	bps)
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
Comparison Between Quarters Ended June 30, 2025 and 2024 — Consolidated insurance and claims expense decreased by $20.2 million for the second quarter of 2025, as compared to the same period last year. This decrease was primarily due to a 2.5% decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development within certain prior year losses.
Comparison Between Year-to-Date June 30, 2025 and 2024 — Consolidated insurance and claims expense decreased by $50.4 million for the first half of 2025, as compared to the same period last year primarily due to the Company exiting the third-party insurance business at the end of the first quarter of 2024. Additionally, the decrease was due to a 3.6% decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development within certain prior year losses.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$34,525	$30,374	$68,891	$61,703	13.7%		11.6%
% of total revenue	1.9%	1.6%	1.9%	1.7%	30	bps	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.1%	1.9%	2.1%	1.9%	20	bps	20	bps

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
Operating taxes and licenses expenses increased by $4.2 million for the second quarter of 2025 and $7.2 million for the first half of 2025, as compared to the same periods last year, primarily as a result of expanding our LTL network.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Communications	$7,381	$8,264	$14,764	$15,797	(10.7%)		(6.5%)
% of total revenue	0.4%	0.4%	0.4%	0.4%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.5%	0.4%	0.5%	(10	bps)	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense as a percentage of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the second quarter of 2025 and the first half of 2025, as compared to the same periods last year.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$176,538	$178,850	$354,017	$360,715	(1.3%)		(1.9%)
% of total revenue	9.5%	9.7%	9.6%	9.8%	(20	bps)	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	10.6%	10.9%	10.7%	11.1%	(30	bps)	(40	bps)
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
Comparison Between Quarters Ended June 30, 2025 and 2024 — Consolidated depreciation and amortization of property and equipment decreased $2.3 million for the second quarter of 2025, as compared to the same period last year. This decrease is primarily due to decreases in tractor and trailer depreciation as a result of the decrease in tractor and trailer counts in our Truckload segment, partially offset by increases in equipment counts for our LTL segment.
Comparison Between Year-to-Date June 30, 2025 and 2024 — Consolidated depreciation and amortization of property and equipment decreased $6.7 million for the first half of 2025, as compared to the same period last year. This decrease is primarily due to decreases in tractor and trailer depreciation as a result of the decrease in tractor and trailer counts in our Truckload segment, partially offset by increases in equipment counts for our LTL segment.

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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$19,246	$18,544	$38,492	$37,087	3.8%		3.8%
% of total revenue	1.0%	1.0%	1.0%	1.0%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.2%	1.1%	1.2%	1.1%	10	bps	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$43,196	$43,930	$86,062	$86,926	(1.7%)		(1.0%)
% of total revenue	2.3%	2.4%	2.3%	2.4%	(10	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	2.6%	2.7%	2.6%	2.7%	(10	bps)	(10	bps)
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
Comparison Between Quarters Ended June 30, 2025 and 2024 — Consolidated rental expense remained relatively flat for the second quarter and the first half of 2025, as compared to the same periods last year.
We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2025.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$265,722	$286,768	$543,016	$564,025	(7.3%)		(3.7%)
% of total revenue	14.3%	15.5%	14.7%	15.4%	(120	bps)	(70	bps)
% of revenue, excluding truckload and LTL fuel surcharge	15.9%	17.5%	16.4%	17.3%	(160	bps)	(90	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $21.0 million decreases in purchased transportation for the second quarter of 2025, and the first half of 2025 when compared to the same periods last year is primarily due to decreases in intermodal loads, logistics loads, and loaded miles hauled by independent contractors.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Impairments	$10,584	$5,877	$10,612	$9,859	80.1%	7.6%
In 2025, we incurred impairment charges associated with certain real property owned and leased (within the Truckload segment). In 2024, we incurred impairment charges associated with building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$48,733	$52,447	$94,268	$106,279	(7.1%)	(11.3%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended June 30, 2025 and 2024 — The $3.7 million decrease in net consolidated miscellaneous operating expenses is primarily due to an $5.8 million increase in gain on sales of operating property and equipment.
Comparison Between the Year-to-Date June 30, 2025 and 2024 — The $12.0 million decrease in net consolidated miscellaneous operating expenses is primarily due to a $14.7 million increase in gain on sales of operating property and equipment.
Consolidated Other Expenses (Income)

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$40,878	$40,482	$81,081	$81,718	1.0%	(0.8%)
Other income, net	(13,150)	(4,888)	(24,188)	(13,880)	169.0%	74.3%
Income tax expense	13,993	11,790	24,296	8,116	18.7%	199.4%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Comparison Between the Quarters Ended June 30, 2025 and 2024 — The $0.4 million increase in interest expense is primarily driven by higher average debt balances during the second quarter of 2025 when compared to the second quarter of 2024.
Comparison Between the Year-to-Date June 30, 2025 and 2024 — The $0.6 million decrease in interest expense is primarily due to lower interest rates and is partially offset by higher average debt balances during the first half of 2025, when compared to the first half of 2024.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2025 and 2024 — The $8.3 million increase in other income, net is primarily driven by a net gain recorded within our portfolio of investments during the second quarter of 2025.
Comparison Between the Year-to-Date June 30, 2025 and 2024 — The $10.3 million increase in other income, net is primarily driven by a net gain recorded within our portfolio of investments during the first half of 2025.
Income tax expense (benefit) — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended June 30, 2025 and 2024 — The $2.2 million increase in consolidated income tax expense was primarily due to the increase in pretax income. Our effective tax rate for the second quarter of 2025 was 29.2%, compared to 37.2% for the second quarter of 2024.
Comparison Between Year-to-Date June 30, 2025 and 2024 — The $16.2 million increase in consolidated income tax expense was primarily due to the increase in pretax income. Our effective tax rate for the first half of 2025 was 27.5%, compared to 32.4% for the first half of 2024.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$34,243	$20,300	$64,882	$17,665
Adjusted for:
Income tax expense attributable to Knight-Swift	13,993	11,790	24,296	8,116
Income before income taxes attributable to Knight-Swift	48,236	32,090	89,178	25,781
Amortization of intangibles [1]	19,621	18,544	39,249	37,087
Impairments [2]	10,584	5,877	10,612	9,859
Legal accruals [3]	—	265	261	1,828
Severance expense [4]	941	373	941	7,219
Adjusted income before income taxes	79,382	57,149	140,241	81,774
Provision for income tax expense at effective rate [5]	(22,203)	(17,774)	(37,690)	(22,625)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$57,179	$39,375	$102,551	$59,149

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP: Earnings per diluted share	$0.21	$0.13	$0.40	$0.11
Adjusted for:
Income tax expense attributable to Knight-Swift	0.09	0.07	0.15	0.05
Income before income taxes attributable to Knight-Swift	0.30	0.20	0.55	0.16
Amortization of intangibles [1]	0.12	0.11	0.24	0.23
Impairments [2]	0.07	0.04	0.07	0.06
Legal accruals [3]	—	—	—	0.01
Severance expense [4]	0.01	—	0.01	0.04
Adjusted income before income taxes	0.49	0.35	0.86	0.50
Provision for income tax expense at effective rate [5]	(0.14)	(0.11)	(0.23)	(0.14)
Non-GAAP: Adjusted EPS	$0.35	$0.24	$0.63	$0.36

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
2    "Impairments" reflects the non-cash impairment:
•Second quarter 2025 impairments reflects non-cash impairments related to certain real property owned and leased (within the Truckload Segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
•Second quarter 2024 reflects the non-cash impairments of building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First quarter 2025 legal expense reflects the increased estimated exposures for an accrued legal matter based on a recent settlement agreement.
•First and second quarters 2024 legal expense reflect the increased estimated exposures for an accrued legal matter based on a recent settlement agreement.
4    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
5    For the second quarter of 2025, an adjusted effective tax rate of 28.0% was applied in our Adjusted EPS calculation. For the year-to-date period ended June 30, 2025, an adjusted effective tax rate of 26.9% was applied in our Adjusted EPS calculation. For the second quarter of 2024, an adjusted effective tax rate of 31.1% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ending June 30, 2024, an adjusted effective tax rate of 27.7% was applied in our adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,861,940	$1,846,654	$3,686,302	$3,669,121
Total operating expenses	(1,789,324)	(1,783,194)	(3,547,023)	(3,585,106)
Operating income	$72,616	$63,460	$139,279	$84,015
Operating ratio	96.1%	96.6%	96.2%	97.7%

Non-GAAP Presentation
Total revenue	$1,861,940	$1,846,654	$3,686,302	$3,669,121
Truckload and LTL fuel surcharge	(189,739)	(204,953)	(381,138)	(414,606)
Revenue, excluding truckload and LTL fuel surcharge	1,672,201	1,641,701	3,305,164	3,254,515

Total operating expenses	1,789,324	1,783,194	3,547,023	3,585,106
Adjusted for:
Truckload and LTL fuel surcharge	(189,739)	(204,953)	(381,138)	(414,606)
Amortization of intangibles [1]	(19,621)	(18,544)	(39,249)	(37,087)
Impairments [2]	(10,584)	(5,877)	(10,612)	(9,859)
Legal accruals [3]	—	(265)	(261)	(1,828)
Severance expense [4]	(941)	(373)	(941)	(7,219)
Adjusted Operating Expenses	1,568,439	1,553,182	3,114,822	3,114,507
Adjusted Operating Income	$103,762	$88,519	$190,342	$140,008
Adjusted Operating Ratio	93.8%	94.6%	94.2%	95.7%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,214,036	$1,264,237	$2,406,586	$2,527,252
Total operating expenses	(1,168,616)	(1,240,754)	(2,316,566)	(2,480,622)
Operating income	$45,420	$23,483	$90,020	$46,630
Operating ratio	96.3%	98.1%	96.3%	98.2%

Non-GAAP Presentation
Total revenue	$1,214,036	$1,264,237	$2,406,586	$2,527,252
Fuel surcharge	(140,611)	(161,570)	(284,867)	(330,091)
Intersegment transactions	(125)	123	(336)	(320)
Revenue, excluding fuel surcharge and intersegment transactions	1,073,300	1,102,790	2,121,383	2,196,841

Total operating expenses	1,168,616	1,240,754	2,316,566	2,480,622
Adjusted for:
Fuel surcharge	(140,611)	(161,570)	(284,867)	(330,091)
Intersegment transactions	(125)	123	(336)	(320)
Amortization of intangibles [1]	(1,775)	(1,775)	(3,550)	(3,550)
Impairments [2]	(10,584)	(5,555)	(10,612)	(8,654)
Legal accruals [3]	—	30	(82)	30
Severance expense [4]	(625)	(373)	(625)	(1,466)
Adjusted Operating Expenses	1,014,896	1,071,634	2,016,494	2,136,571
Adjusted Operating Income	$58,404	$31,156	$104,889	$60,270
Adjusted Operating Ratio	94.6%	97.2%	95.1%	97.3%

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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$386,854	$306,478	$739,255	$588,600
Total operating expenses	(368,521)	(273,429)	(708,228)	(535,264)
Operating income	$18,333	$33,049	$31,027	$53,336
Operating ratio	95.3%	89.2%	95.8%	90.9%

Non-GAAP Presentation
Total revenue	$386,854	$306,478	$739,255	$588,600
Fuel surcharge	(49,128)	(43,383)	(96,271)	(84,515)
Revenue, excluding fuel surcharge	337,726	263,095	642,984	504,085

Total operating expenses	368,521	273,429	708,228	535,264
Adjusted for:
Fuel surcharge	(49,128)	(43,383)	(96,271)	(84,515)
Amortization of intangibles [1]	(5,020)	(3,920)	(10,047)	(7,840)
Adjusted Operating Expenses	314,373	226,126	601,910	442,909
Adjusted Operating Income	$23,353	$36,969	$41,074	$61,176
Adjusted Operating Ratio	93.1%	85.9%	93.6%	87.9%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
Logistics Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$128,298	$131,700	$269,919	$258,429
Total operating expenses	(122,751)	(126,941)	(259,229)	(251,197)
Operating income	$5,547	$4,759	$10,690	$7,232
Operating ratio	95.7%	96.4%	96.0%	97.2%

Non-GAAP Presentation
Revenue	$128,298	$131,700	$269,919	$258,429

Total operating expenses	122,751	126,941	259,229	251,197
Adjusted for:
Amortization of intangibles [1]	(1,164)	(1,164)	(2,328)	(2,328)
Adjusted Operating Expenses	121,587	125,777	256,901	248,869
Adjusted Operating Income	$6,711	$5,923	$13,018	$9,560
Adjusted Operating Ratio	94.8%	95.5%	95.2%	96.3%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$84,065	$97,528	$175,168	$185,513
Total operating expenses	(87,494)	(99,245)	(180,409)	(192,138)
Operating loss	$(3,429)	$(1,717)	$(5,241)	$(6,625)
Operating ratio	104.1%	101.8%	103.0%	103.6%

Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date June 30, 2025

GAAP: Cash flows from operations	$325,929
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	158,366
Purchases of property and equipment	(330,614)
Non-GAAP: Free Cash Flow	$153,681

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2025
(In thousands)
Cash and cash equivalents, excluding restricted cash	$216,320
Availability under 2021 Revolver, due September 2026 [1]	784,961
Availability under 2023 RSA, due October 2025 [2]	270
Total unrestricted liquidity	$1,001,551
Cash and cash equivalents – restricted [3]	128,636
Total liquidity, including restricted cash	$1,130,187

1    As of June 30, 2025, we had $297.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.0 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $785.0 million available under the 2021 Revolver.
2    Based on eligible receivables at June 30, 2025, our borrowing base for the 2023 RSA was $455.2 million, while outstanding borrowings were $439.2 million, along with $15.7 million in outstanding letters of credit, leaving $0.3 million available under the 2023 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2023 RSA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $123.1 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $5.6 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures will be in the range of $525 million - $575 million for full-year 2025, which is a reduction from our original range of $575 million - $625 million. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowing, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowing, lease financing, or equity capital is not available at the time we need it, then we may need to borrow more under the 2025 Revolver (if not then fully drawn), extend the maturity of then-outstanding debt, rely on alternative financing arrangements, engage in asset sales, limit our fleet size, or operate our revenue equipment for longer periods. On July 8, 2025, the 2021 Revolver was replaced by the 2025 Revolver, which matures on July 8, 2030. As of July 8, 2025, there was $810.0 million available under the 2025 Revolver. Refer to Note 6 in Part I, Item 1 of this Quarterly Report for information regarding the 2021 Revolver and the 2025 Revolver."
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and finance leases, available funds under our accounts receivable securitization, and availability under the 2025 Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Principal and Interest Payments — As of June 30, 2025, we had debt, accounts receivable securitization, and finance lease obligations of $2.8 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Our lenders may issue standby letters of credit on our behalf, certain of which reduce availability under our 2023 RSA and our revolving line of credit. As of June 30, 2025, we also had outstanding letters of credit of $197.1 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of June 30, 2025, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working Capital
We had a working capital deficit of $181.0 million as of June 30, 2025 and a working capital deficit of $258.0 million as of December 31, 2024. The deficit is primarily due to the classification of the 2023 RSA, maturing on October 1, 2025, as a current liability. We intend to refinance the 2023 RSA prior to its maturity.
Material Debt Agreements
As of June 30, 2025, we had $2.8 billion in material debt obligations at the following carrying values:
•$349.4 million: 2021 Term Loan A-2, due September 2026, net of $0.6 million in deferred loan costs
•$759.6 million: 2021 Term Loan A-3, due September 2026, net of $0.4 million in deferred loan costs
•$249.6 million: 2023 Term Loan, due September 2026, net of $0.4 million in deferred loan costs
•$439.1 million: 2023 RSA outstanding borrowings, net of $0.1 million in deferred loan costs
•$530.9 million: Finance lease obligations
•$297.0 million: 2021 Revolver, due September 2026
•$153.4 million: Revenue equipment installment notes
•$14.8 million: Other
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
•$192.3 million: Revenue equipment installment notes
•$23.3 million: Other, net of $10,000 in deferred loan costs

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2025	2024
	(In thousands)
Net cash provided by operating activities	$325,929	$310,700	$15,229
Net cash used in investing activities	(189,617)	(258,841)	69,224
Net cash used in financing activities	(161,586)	(182,288)	20,702

Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2025 and 2024 — The $15.2 million increase in net cash provided by operating activities is primarily related to a $161.1 million cash payment made during year-to-date June 30, 2024 for an agreement to transfer certain outstanding insurance reserves. The increase in net cash provided by operating activities also included a $55.3 million increase in operating income for year-to-date June 30, 2025, and was partially offset by changes to our net working capital.
Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2025 and 2024 — The $69.2 million decrease in net cash used in investing activities was primarily due to a $86.4 million decrease in net cash capital expenditures and was partially offset by a $10.4 million increase in cash used on the acquisitions of leased properties.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2025 and 2024 — Net cash used in financing activities decreased by $20.7 million, primarily due to a $54.6 million decrease in net repayments of our 2023 RSA and a $12.0 million decrease in net repayments on our 2021 Revolver, partially offset by a $48.8 million increase in repayments on our finance leases and long-term debt.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2025, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2024 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
April 1, 2025 to April 30, 2025	—	$—	—	$200,041
May 1, 2025 to May 31, 2025	—	$—	—	$200,041
June 1, 2025 to June 30, 2025	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended June 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	July 30, 2025	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	July 30, 2025	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant