Form 10-Q
period 2025-09-30
Knight-Swift Transportation Holdings Inc.
filed 2025-10-29
CIK 1492691

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
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 162,339,000 shares of the registrant's common stock outstanding as of October 22, 2025.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2025 Debt Agreement	The Company's unsecured credit agreement, entered into on July 8, 2025, consisting of the 2025 Revolver and 2025 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2025 Revolver	Revolving line of credit under the 2025 Debt Agreement, maturing on July 8, 2030
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2025 Term Loans	The Company's term loans under the 2025 Debt Agreement, collectively consisting of the 2025 Term Loan A-1 and 2025 Term Loan A-2
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026, as amended by the 2024 Amendment
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2025 Term Loan A-1	The Company's term loan under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loan A-2	The Company's term loan under the 2025 Debt Agreement, maturing on January 8, 2027
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
2025 RSA	Eighth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 1, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2024 Amendment	First Amendment to the Company's 2021 Debt Agreement, entered into on August 6, 2024
ACT or AAA Cooper	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York

US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$192,677	$218,261
Cash and cash equivalents – restricted	101,677	147,684
Trade receivables, net of allowance for doubtful accounts of $37,349 and $37,797, respectively	864,539	803,696
Contract balance – revenue in transit	8,687	7,238
Prepaid expenses	116,851	123,089
Assets held for sale	69,295	82,993
Income tax receivable	79,376	37,260
Other current assets	35,181	28,520
Total current assets	1,468,283	1,448,741
Gross property and equipment	7,327,009	7,104,514
Less: accumulated depreciation and amortization	(2,571,761)	(2,401,129)
Property and equipment, net	4,755,248	4,703,385
Operating lease right-of-use-assets	297,060	372,841
Goodwill	3,962,142	3,962,142
Intangible assets, net	1,970,565	2,057,044
Other long-term assets	165,425	154,379
Total assets	$12,618,723	$12,698,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,567	$329,697
Accrued payroll and purchased transportation	213,761	194,875
Accrued liabilities	58,337	64,100
Claims accruals – current portion	268,831	249,953
Finance lease liabilities and long-term debt – current portion	204,731	288,428
Operating lease liabilities – current portion	107,952	120,715
Accounts receivable securitization – current portion	—	458,983
Total current liabilities	1,105,179	1,706,751
Revolving line of credit	707,000	232,000
Long-term debt – less current portion	1,052,969	1,445,313
Finance lease liabilities – less current portion	479,883	457,303
Operating lease liabilities – less current portion	209,788	274,549
Accounts receivable securitization	455,200	—
Claims accruals – less current portion	340,981	335,880
Deferred tax liabilities	941,123	919,814
Other long-term liabilities	205,540	210,117
Total liabilities	5,497,663	5,581,727
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,312 and 161,896 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1,624	1,619
Additional paid-in capital	4,473,069	4,446,726
Accumulated other comprehensive loss	(184)	(442)
Retained earnings	2,637,231	2,661,064
Total Knight-Swift stockholders' equity	7,111,740	7,108,967
Noncontrolling interest	9,320	7,838
Total stockholders’ equity	7,121,060	7,116,805
Total liabilities and stockholders’ equity	$12,618,723	$12,698,532
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,720,889	$1,680,893	$5,026,053	$4,935,408
Truckload and LTL fuel surcharge	206,168	195,783	587,306	610,389
Total revenue	1,927,057	1,876,676	5,613,359	5,545,797
Operating expenses:
Salaries, wages, and benefits	755,278	726,358	2,231,519	2,111,143
Fuel	221,807	213,489	632,619	670,651
Operations and maintenance	142,437	142,418	414,779	415,302
Insurance and claims	116,497	86,510	294,003	314,394
Operating taxes and licenses	33,263	32,220	102,154	93,923
Communications	7,047	8,411	21,811	24,208
Depreciation and amortization of property and equipment	179,036	178,598	533,053	539,313
Amortization of intangibles	19,246	18,922	57,738	56,009
Rental expense	41,647	42,322	127,709	129,248
Purchased transportation	284,386	295,261	827,402	859,286
Impairments	34,805	1,008	45,417	10,867
Miscellaneous operating expenses	41,282	49,739	135,550	156,018
Total operating expenses	1,876,731	1,795,256	5,423,754	5,380,362
Operating income	50,326	81,420	189,605	165,435
Other (expenses) income:
Interest income	2,690	4,005	8,760	12,844
Interest expense	(40,934)	(44,398)	(122,015)	(126,116)
Other income, net	3,638	3,169	27,826	17,049
Total other expenses, net	(34,606)	(37,224)	(85,429)	(96,223)
Income before income taxes	15,720	44,196	104,176	69,212
Income tax expense	7,388	14,137	31,684	22,253
Net income	8,332	30,059	72,492	46,959
Net (income) loss attributable to noncontrolling interest	(471)	405	251	1,170
Net income attributable to Knight-Swift	7,861	30,464	72,743	48,129
Other comprehensive (loss) income	(96)	995	258	998
Comprehensive income	$7,765	$31,459	$73,001	$49,127

Earnings per share:
Basic	$0.05	$0.19	$0.45	$0.30
Diluted	$0.05	$0.19	$0.45	$0.30

Dividends declared per share:	$0.18	$0.16	$0.54	$0.48

Weighted average shares outstanding:
Basic	162,305	161,861	162,137	161,687
Diluted	162,647	162,233	162,537	162,120
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$72,492	$46,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	590,791	595,322
Gain on sale of property and equipment	(54,680)	(21,839)
Impairments	45,417	10,867
Deferred income taxes	21,309	(21,569)
Non-cash lease expense	120,998	137,768
(Gain) loss on equity securities	(724)	11,562
Other adjustments to reconcile net income to net cash provided by operating activities	31,380	(3,684)
Increase (decrease) in cash resulting from changes in:
Trade receivables	(69,755)	39,612
Income tax receivable	(42,116)	19,624
Accounts payable	(86,406)	(57,066)
Accrued liabilities and claims accrual	18,823	(135,189)
Operating lease liabilities	(118,823)	(146,973)
Other assets and liabilities	14,725	49,347
Net cash provided by operating activities	543,431	524,741
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	—	530
Proceeds from sale of property and equipment, including assets held for sale	234,234	183,589
Purchases of property and equipment	(641,573)	(592,081)
Expenditures on assets held for sale	(855)	(312)
Net cash, restricted cash, and equivalents invested in acquisitions	—	(185,491)
Acquisition of leased assets	(10,425)	—
Other cash flows used in investing activities	(5,891)	(25,255)
Net cash used in investing activities	(424,510)	(619,020)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(1,561,267)	(214,881)
Proceeds from long-term debt	1,000,000	150,000
Borrowings on revolving lines of credit	907,000	502,000
Repayments on revolving lines of credit	(432,000)	(342,000)
Borrowings under accounts receivable securitization	46,000	28,800
Repayments of accounts receivable securitization	(50,000)	(96,600)
Proceeds from common stock issued	4,422	4,177
Dividends paid	(88,214)	(78,256)
Other cash flows used in financing activities	(15,078)	(7,735)
Net cash used in financing activities	(189,137)	(54,495)
Net decrease in cash, restricted cash, and equivalents	(70,216)	(148,774)
Cash, restricted cash, and equivalents at beginning of period	370,230	469,686
Cash, restricted cash, and equivalents at end of period	$300,014	$320,912

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$120,258	$130,680
Income taxes	42,055	10,382
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$12,064	$39,522
Financing provided to independent contractors for equipment sold	3,573	1,715
Transfers from property and equipment to assets held for sale	109,068	89,794
Right-of-use assets obtained in exchange for operating lease liabilities	41,299	58,767
Property and equipment obtained in exchange for finance lease liabilities	96,862	190,298
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	11,860	20,025

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$192,677	$218,261	$166,348	$168,545
Cash and cash equivalents – restricted [1]	101,677	147,684	150,870	297,275
Other long-term assets [1]	5,660	4,285	3,694	3,866
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$300,014	$370,230	$320,912	$469,686

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	317	4	(4)			—		—
Common stock issued to the Board	28	—	1,271			1,271		1,271
Common stock issued under ESPP	71	1	3,150			3,151		3,151
Shares withheld – RSU settlement				(8,318)		(8,318)		(8,318)
Employee stock-based compensation expense			21,926			21,926		21,926
Cash dividends paid and dividends accrued ($0.54 per share)				(88,258)		(88,258)		(88,258)
Net income (loss)				72,743		72,743	(251)	72,492
Other comprehensive income					258	258		258
Investment in noncontrolling interest							1,933	1,933
Distribution to noncontrolling interest						—	(200)	(200)
Balances – September 30, 2025	162,312	$1,624	$4,473,069	$2,637,231	$(184)	$7,111,740	$9,320	$7,121,060

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	403	4	—			4		4
Common stock issued to the Board	24	—	1,206			1,206		1,206
Common stock issued under ESPP	59	2	2,965			2,967		2,967
Shares withheld – RSU settlement				(11,839)		(11,839)		(11,839)
Employee stock-based compensation expense			17,011			17,011		17,011
Cash dividends paid and dividends accrued ($0.48 per share)				(78,165)		(78,165)		(78,165)
Net income (loss)				48,129		48,129	(1,170)	46,959
Other comprehensive income					998	998		998
Investment in noncontrolling interest							2,212	2,212
Distribution to noncontrolling interest			(9,005)			(9,005)	(10,213)	(19,218)
Balances – September 30, 2024	161,871	$1,619	$4,439,029	$2,617,880	$168	$7,058,696	$7,520	$7,066,216

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2025	162,277	$1,623	$4,464,204	$2,658,937	$(88)	$7,124,676	$8,242	$7,132,918
Common stock issued to employees	11	—	—			—		—
Common stock issued under ESPP	24	1	1,012			1,013		1,013
Shares withheld – RSU settlement				(121)		(121)		(121)
Employee stock-based compensation expense			7,853			7,853		7,853
Cash dividends paid and dividends accrued ($0.18 per share)				(29,446)		(29,446)		(29,446)
Net income (loss)				7,861		7,861	471	8,332
Other comprehensive loss					(96)	(96)		(96)
Investment in noncontrolling interest							607	607
Balances – September 30, 2025	162,312	$1,624	$4,473,069	$2,637,231	$(184)	$7,111,740	$9,320	$7,121,060

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2024	161,836	$1,618	$4,439,489	$2,613,684	$(827)	$7,053,964	$16,389	$7,070,353
Common stock issued to employees	10	—	—			—		—
Common stock issued under ESPP	25	1	1,068			1,069		1,069
Shares withheld – RSU settlement				(188)		(188)		(188)
Employee stock-based compensation expense			6,430			6,430		6,430
Cash dividends paid and dividends accrued ($0.16 per share)				(26,080)		(26,080)		(26,080)
Net income (loss)				30,464		30,464	(405)	30,059
Other comprehensive income					995	995		995
Investment in noncontrolling interest							739	739
Distribution to noncontrolling interest			(7,958)			(7,958)	(9,203)	(17,161)
Balances – September 30, 2024	161,871	$1,619	$4,439,029	$2,617,880	$168	$7,058,696	$7,520	$7,066,216

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period September 30, 2025, the Company operated an average of 21,513 tractors (comprised of 19,474 company tractors and 2,039 independent contractor tractors) and 89,672 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 4,146 tractors and 10,985 trailers. Additionally, the Intermodal segment operated an average of 599 tractors and 12,541 intermodal containers. As of September 30, 2025, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
December 2023	ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures [1]	The amendments in the ASU update disclosure requirements related to income taxes including disclosures related to the rate reconciliation, income taxes paid, and other items.	January 2025, Prospective or retrospective adoption	Currently under evaluation, but not expected to be material
January 2025	ASU 2025-01: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this ASU clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
May 2025	ASU 2025-03: Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	The amendments in this ASU require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
July 2025	ASU 2025-05: Financial Instruments – Credit Losses (Topic 326)	The amendments in this ASU create a practical expedient for use when estimating expected credit losses for current accounts receivable and current contract assets that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.	January 2026, Prospective	Currently under evaluation, but not expected to be material
September 2025	ASU 2025-06: Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted improvements to the Accounting for Internal-Use Software	The amendments in this ASU remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore an entity is required to start capitalizing software costs when management has authorized and committed funding to the software project and it is probable that the project will be completed and the software will be used to perform the function intended.	January 2028, Prospective or retrospective adoption	Currently under evaluation, but not expected to be material
1Management has established an implementation team to evaluate and implement the ASU 2023-09 related to improved tax disclosures. This team has outlined draft disclosures for management and taken steps to ensure any additional information needed to present updated disclosures is available. Based on the information currently available, the impact on the financial statements is not expected to be material. Since management is continuing to evaluate the impact of the standard, disclosures around these preliminary assessments are subject to change.

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
The total purchase price consideration of $185.0 million, including net working capital adjustments, was funded through borrowing on the 2021 Revolver on the transaction date. At closing, $1.5 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. As of September 30, 2025, all scheduled funds have been released from escrow.
The goodwill recognized represents expected synergies from combining the operations of DHE with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
Purchase Price Allocation
The purchase price was allocated based on fair values of the assets and liabilities acquired as of the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the July 30, 2024 acquisition date.

	July 30, 2024 Opening Balance Sheet as Reported at December 31, 2024	Adjustments	July 30, 2024 Opening Balance Sheet as Reported at September 30, 2025

Fair value of the consideration transferred	$184,986	$—	$184,986

Other current assets	445	—	445
Property and equipment	29,796	—	29,796
Operating lease right-of-use assets	15,448	—	15,448
Identifiable intangible assets [1]	72,400	1,000	73,400
Other noncurrent assets	98	—	98
Total assets	118,187	1,000	119,187

Claims accruals – current and noncurrent portions	(4,000)	—	(4,000)
Operating lease liabilities – current and noncurrent portions	(12,400)	—	(12,400)
Total liabilities	(16,400)	—	(16,400)

Goodwill	$83,199	$(1,000)	$82,199

1    Includes $57.9 million in customer relationships and $15.5 million in trade names.
Refer to Note 12 for information regarding the impairment of the DHE tradename.
The Company did not complete any material acquisitions or investments during the quarter and year-to-date periods ended September 30, 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended September 30, 2025 and September 30, 2024 were 47.0% and 32.0%, respectively. The effective tax rates for the year-to-date periods ended September 30, 2025 and 2024 were 30.4% and 32.2%, respectively. The current quarter effective tax rate was primarily impacted by a decrease in pre-tax income, and an increase in deferred tax expense following the merger of certain subsidiaries.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company has $12.8 million and $11.1 million, respectively in valuation allowances associated with state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of September 30, 2025 and December 31, 2024.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by a state jurisdiction for tax years ranging from 2019 to 2022. At the completion of these examinations, management does not expect any adjustments which would have a material impact on the Company's effective tax rate. Years subsequent to 2019 remain subject to examination.

Note 5 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of September 30, 2025, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2025. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

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
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Borrowing base, based on eligible receivables	$473,500	$500,700
Less: outstanding borrowings [1]	(455,200)	(459,200)
Less: outstanding letters of credit	(15,730)	(27,167)
Availability under accounts receivable securitization facilities	$2,570	$14,333

1Outstanding borrowings are included in "Accounts receivable securitization" as of September 30, 2025 and "Accounts receivable securitization - current portion" in the condensed consolidated balance sheets as of December 31, 2024, respectively, and are offset by deferred loan costs of $0 and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. Interest accrued on the aggregate principal balance at a rate of 5.2% and 5.5% as of September 30, 2025 and December 31, 2024, respectively.
Refer to Note 12 for information regarding the fair value of the 2023 RSA.
2025 RSA — On October 1, 2025, the Company entered into the Eighth Amendment to the Amended and Restated Receivables Sales Agreement ("2025 RSA"). The 2025 RSA, among other things, extends the maturity date to October 2, 2028, and removed the 10 basis point SOFR Adjustment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
2025 Term Loan A-1, due July 8, 2030, net 1 2	698,073	—
2025 Term Loan A-2, due January 8, 2027, net 1 2	299,240	—
2021 Term Loan A-2, due September 3, 2026, net 1 3	—	349,149
2021 Term Loan A-3, due September 3, 2026, net 1 3	—	779,411
2023 Term Loan, due September 3, 2026, net 1 4	—	249,459
Revenue equipment installment notes 1 5	132,272	192,255
Prudential Notes, net [1]	8,211	16,611
Other	6,014	6,722
Total long-term debt, including current portion	1,143,810	1,593,607
Less: current portion of long-term debt	(90,841)	(148,294)
Long-term debt, less current portion	$1,052,969	$1,445,313

	September 30, 2025	December 31, 2024
	(In thousands)
Total long-term debt, including current portion	$1,143,810	$1,593,607
2025 Revolver, due July 8, 2030 1 6	707,000	—
2021 Revolver, due September 3, 2026 1 6	—	232,000
Long-term debt, including revolving line of credit	$1,850,810	$1,825,607

1Refer to Note 12 for information regarding the fair value of debt.
2As of September 30, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.8 million in deferred loan costs, respectively.
3As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.9 million and $0.6 million in deferred loan costs, respectively.
4As of December 31, 2024, the carrying amounts of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
5The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 4.88% and 4.68% as of September 30, 2025 and December 31, 2024, respectively.
6The Company also had outstanding letters of credit of $18.3 million under the 2025 Revolver and $18.1 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both September 30, 2025 and December 31, 2024, respectively. The Company also had outstanding letters of credit of $195.3 million and $246.0 million under a separate bilateral agreement which do not impact the availability of the 2025 Revolver as of September 30, 2025 and the 2021 Revolver as of December 31, 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Credit Agreements
2025 Debt Agreement — On July 8, 2025, the Company entered into the $2.5 billion 2025 Debt Agreement (an unsecured credit facility) with a group of banks, replacing the Company's prior debt agreements. The following table presents the key terms of the 2025 Debt Agreement:

	2025 Term Loan A-1	2025 Term Loan A-2	2025 Revolver [2]
2025 Debt Agreement Terms	(Dollars in thousands)
Maximum borrowing capacity	$700,000	$300,000	$1,500,000
Final maturity date	July 8, 2030	January 8, 2027	July 8, 2030
Interest rate margin reference rate	SOFR	SOFR	SOFR
Interest rate minimum margin [1]	0.93%	1.05%	0.93%
Interest rate maximum margin [1]	1.55%	1.43%	1.55%
Minimum principal payment — amount	$8,750	$—	$—
Minimum principal payment — frequency	Quarterly	Once	Once
Minimum principal payment — commencement date	September 30, 2028	January 8, 2027	July 8, 2030
1The interest rate margin for the 2025 Term Loans and 2025 Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2025, interest accrued at 5.87% on the 2025 Term Loan A-1, 5.74% on the 2025 Term Loan A-2, and 5.71% on the 2025 Revolver.
2The commitment fee for the unused portion of the 2025 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of September 30, 2025, commitment fees on the unused portion of the 2025 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.5%.
The 2025 Debt Agreement contains certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2025 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2025 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2025 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2025 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of September 30, 2025, the Company was in compliance with the covenants under the 2025 Debt Agreement.
Borrowings under the 2025 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $116.3 million as of September 30, 2025. Terms generally range from 48 months to 84 months. The interest rates as of September 30, 2025 range from 2.0% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2026 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2025 Debt Agreement. As of September 30, 2025, the Company was in compliance with the covenants under the 2021 Prudential Notes.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended September 30, 2025 and 2024 were immaterial.
Assumptions
A weighted-average discount rate of 5.09% was used to determine benefit obligations as of September 30, 2025.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
Discount rate	5.24%	5.25%	5.38%	4.96%
Expected long-term rate of return on pension plan assets	5.00%	6.00%	5.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of September 30, 2025, the Company had outstanding commitments to purchase revenue equipment of $142.2 million in the remainder of 2025 ($114.0 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2025, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $67.4 million in the remainder of 2025, $76.7 million from 2026 through 2027, $10.9 million from 2028 through 2029, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $5.3 million, relating to the Company's outstanding legal proceedings as of September 30, 2025.
Third-Party Carrier Insurance Commitments
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims. The maximum potential additional premium under each transfer agreement is $14.0 million. As of September 30, 2025, the Company has recorded a loss contingency liability of $14.0 million related to the first transfer agreement, $11.2 million of which was accrued during the quarter ended September 30, 2025, representing estimated additional premiums as certain claims in the first transfer transaction have reached amounts above the agreed loss development thresholds noted above. This is recorded in "Insurance and claims" in the Company's condensed consolidated statements of comprehensive income.

Note 10 — Share Repurchase Plans
In April 2022, the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during the quarter and year-to-date periods ended September 30, 2025 and 2024.no
As of September 30, 2025 and December 31, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
	(In thousands)
Basic weighted average common shares outstanding	162,305	161,861	162,137	161,687
Dilutive effect of equity awards	342	372	400	433
Diluted weighted average common shares outstanding	162,647	162,233	162,537	162,120
Anti-dilutive shares excluded from earnings per diluted share [1]	751	232	727	426
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		September 30, 2025		December 31, 2024
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	$113,019	$113,019	$104,640	$104,640

Financial Liabilities:
2021 Term Loan A-2, due September 2026 1 2	Finance lease liabilities and long-term debt – less current portion	$—	$—	$349,149	$350,000
2021 Term Loan A-3, due September 2026 1 2	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	—	—	779,411	780,000
2023 Term Loan, due September 2026 1 3	Long-term debt – less current portion	—	—	249,459	250,000
2025 Term Loan A-1, due July 8, 2030 1 4	Long-term debt – less current portion	698,073	700,000	—	—
2025 Term Loan A-2, due January 8, 20271 4	Long-term debt – less current portion	299,240	300,000	—	—
2021 Revolver, due September 2026	Revolving line of credit	—	—	232,000	232,000
2025 Revolver, due July 8, 2030	Revolving line of credit	707,000	707,000	—	—
Revenue equipment installment notes [5]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	132,272	132,272	192,255	192,255
2021 Prudential Notes 1 6	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	8,211	8,211	16,611	16,621
2023 RSA, due October 2025 1 7	Accounts receivable securitization	455,200	455,200	458,983	459,200
Mandatorily redeemable contingent consideration [8]	Other long-term liabilities	132,287	132,287	132,287	132,287
Contingent consideration [8]	Accrued liabilities, Other long-term liabilities	5,203	5,203	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.9 million and $0.6 million in deferred loan costs, respectively.
3As of December 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
4As of September 30, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.8 million in deferred loan costs, respectively.
5As of September 30, 2025, the carrying amount of the revenue equipment installment notes included $0.3 million in fair value adjustments. As of December 31, 2024, the carrying amount of the revenue equipment installment notes included $0.6 million in fair value adjustments.
6As of September 30, 2025, the carrying amount of the 2021 Prudential Notes included $0.4 million in fair value adjustments. As of December 31, 2024, the carrying amount of the 2021 Prudential Notes was net of $10,000 in deferred loan costs and included $0.6 million in fair value adjustments.
7The carrying amount of the 2023 RSA was net of $0.2 million in deferred loan costs as of December 31, 2024.
8The contingent consideration is primarily related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of September 30, 2025 and December 31, 2024, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2025
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

(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. The Company completes this valuation every six months with the next valuation being completed on December 31, 2025. The Company did not identify any indicators that would require an additional valuation as of September 30, 2025.
For the June 30, 2025 valuation, the Company used volatility rates of 40.0% and 47.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. For the June 30, 2025 valuation, the Company used a discount rate of 5.7%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
For the December 31, 2024 valuation, the Company used volatility rates of 38.0% and 41.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. For the December 31, 2024 valuation, the Company used a discount rate of 5.7%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
Based on the Company’s ongoing assessment of the fair value of the contingent consideration the Company recorded a net decrease in the estimated fair value of such liabilities of $36.6 million during 2024 which was recognized as a gain and is recorded in "Other income (expense), net" in the Company's consolidated statement of comprehensive income.
(b)The Company did not recognize any gains in the quarter and year-to-date periods ended September 30, 2025.
The Company recognized a gain of $0.9 million during the quarter and year-to-date periods ended September 30, 2024.
2As of December 31, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of September 30, 2025
Buildings [1]	$—	$—	$—	$—	$(3,471)
Operating lease right-of-use assets [2]	$—	$—	$—	$—	$(10,692)
Software [3]	$—	$—	$—	$—	$(2,454)
Tradename [4]	$—	$—	$—	$—	$(28,800)

As of December 31, 2024
Buildings [5]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [6]	$—	$—	$—	$—	$(5,974)
Equipment [7]	$—	$—	$—	$—	$(12,750)

1Reflects non-cash impairments related to certain real property (within the Truckload segment).
2Reflects non-cash impairments related to certain real property leases (within the Truckload segment).
3Reflects non-cash impairment of discontinued software projects (within the Intermodal Segment).
4Reflects non-cash impairment of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment).
5Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
6Reflects the non-cash impairment related to the market value of a facility lease (within the Truckload segment).
7Reflects the non-cash impairment of certain revenue equipment held for sale and other equipment (within the Truckload segment and the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2025 and December 31, 2024, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Gain on Sale of Operating Assets — Net gains on disposals, including disposals of operating property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains of:
•$20.9 million and $9.2 million for the quarters ended September 30, 2025 and 2024, respectively.
•$48.2 million and $21.8 million for the year-to-date periods ended September 30, 2025 and 2024, respectively.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2025
Fixed income funds	$33,707	$33,707	$—	$—
Cash and cash equivalents	930	930	—	—
Total pension plan assets	$34,637	$34,637	$—	$—

As of December 31, 2024
Fixed income funds	$33,399	$33,399	$—	$—
Cash and cash equivalents	389	389	—	—
Total pension plan assets	$33,788	$33,788	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended September 30,				Year-to-Date September 30,
	2025		2024		2025		2024
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$288	$179	$250	$145	$763	$433	$697	$436
Other Services	$—	$9	$—	$9	—	26	—	26

	September 30, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$99	$—	$136

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended September 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,236,634	$394,501	$140,404	$94,083	$88,880	$(27,445)	$1,927,057
Less [1]:
Salaries, wages, and benefits	$447,534	$218,293	$6,804	$14,894	$68,314	$(561)	$755,278
Fuel	185,002	32,069	—	4,188	548	—	221,807
Operations and maintenance [2]	129,955	27,489	4,200	4,939	(18,522)	(5,624)	142,437
Insurance and claims	83,995	17,419	782	1,078	13,223	—	116,497
Depreciation and amortization of property and equipment	133,612	24,334	467	5,907	14,716	—	179,036
Purchased transportation	111,762	6,885	114,749	57,445	4,043	(10,498)	284,386
Other segment items 2 3	108,873	69,705	6,565	7,930	(5,021)	(10,762)	177,290
Total operating expense	$1,200,733	$396,194	$133,567	$96,381	$77,301	$(27,445)	$1,876,731
Operating income (loss)	$35,901	$(1,693)	$6,837	$(2,298)	$11,579	$—	$50,326
Operating ratio	97.1%	100.4%	95.1%	102.4%	87.0%	100.0%	97.4%

	Quarter Ended September 30, 2024 (Recast)
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,258,156	$325,412	$143,581	$102,679	$68,438	$(21,590)	$1,876,676
Less [1]:
Salaries, wages, and benefits	$453,863	$181,652	$6,473	$16,271	$68,701	$(602)	$726,358
Fuel	182,446	26,073	—	4,346	624	—	213,489
Operations and maintenance [2]	134,294	19,905	3,112	7,279	(17,336)	(4,836)	142,418
Insurance and claims	71,375	12,467	1,304	722	642	—	86,510
Depreciation and amortization of property and equipment	135,376	20,872	778	5,641	15,931	—	178,598
Purchased transportation	112,575	3,765	117,900	64,476	2,589	(6,044)	295,261
Other segment items 2 3	122,871	36,122	7,330	5,331	(8,924)	(10,108)	152,622
Total operating expense	$1,212,800	$300,856	$136,897	$104,066	$62,227	$(21,590)	$1,795,256
Operating income (loss)	$45,356	$24,556	$6,684	$(1,387)	$6,211	$—	$81,420
Operating ratio	96.4%	92.5%	95.3%	101.4%	90.9%	100.0%	95.7%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Year-to-Date September 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments [2]	Eliminations	Total
	(In thousands)
Total revenue	$3,643,220	$1,133,756	$410,323	$269,251	$234,891	$(78,082)	$5,613,359
Less [1]:
Salaries, wages, and benefits	$1,326,730	$635,872	$20,342	$44,336	$205,905	$(1,666)	$2,231,519
Fuel	527,915	90,728	—	12,417	1,559	—	632,619
Operations and maintenance [2]	375,521	77,608	13,450	17,702	(53,298)	(16,204)	414,779
Insurance and claims	221,008	45,922	3,075	4,261	19,737	—	294,003
Depreciation and amortization of property and equipment	397,493	71,496	1,540	17,539	44,985	—	533,053
Purchased transportation	326,688	23,807	334,701	161,895	9,742	(29,431)	827,402
Other segment items 2 3	341,944	158,989	19,688	18,640	(18,101)	(30,781)	490,379
Total operating expense	$3,517,299	$1,104,422	$392,796	$276,790	$210,529	$(78,082)	$5,423,754
Operating income (loss)	$125,921	$29,334	$17,527	$(7,539)	$24,362	$—	$189,605
Operating ratio	96.5%	97.4%	95.7%	102.8%	89.6%	100.0%	96.6%

	Year-to-Date September 30, 2024 (recast)
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$3,785,408	$914,012	$402,010	$288,192	$221,796	$(65,621)	$5,545,797
Less [1]:
Salaries, wages, and benefits	$1,344,912	$497,282	$20,232	$45,710	$204,925	$(1,918)	$2,111,143
Fuel	578,400	77,304	—	13,037	1,910	—	670,651
Operations and maintenance [2]	397,735	54,773	7,900	21,045	(51,119)	(15,032)	415,302
Insurance and claims	234,611	38,595	4,828	3,032	33,328	—	314,394
Depreciation and amortization of property and equipment	412,321	57,966	2,708	16,651	49,667	—	539,313
Purchased transportation	345,895	11,358	331,396	180,129	10,601	(20,093)	859,286
Other segment items 2 3	379,548	98,842	21,030	16,600	(17,169)	(28,578)	470,273
Total operating expense	$3,693,422	$836,120	$388,094	$296,204	$232,143	$(65,621)	$5,380,362
Operating income (loss)	$91,986	$77,892	$13,916	$(8,012)	$(10,347)	$—	$165,435
Operating ratio	97.6%	91.5%	96.5%	102.8%	104.7%	100.0%	97.0%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended September 30, 2025 and 2024. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2025 and December 31, 2024.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and self-insured retention limits, including the potential impact of adverse developments in our prior period claims, and charges related to the exit from our third-party carrier insurance business,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, inventory levels or management, labor supply and relations, and trade policy,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, purchased transportation, impairments, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, load count, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
•expected tractor and trailer fleet age, fleet size, and demand for trailer fleet,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•future investment in and deployment of new or updated technology or services,
•future classification of our independent contractors, including the impact of new laws and regulations regarding classification,
•political conditions and regulations, including conflicts, trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•integration efforts related to prior acquisitions and any future effects of such acquisitions, and
•others.
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
Key Financial Highlights — Year-to-Date September 30, 2025
Consolidated operating income increased 14.6% to $189.6 million during the year-to-date period ended September 30, 2025, as compared to the same period last year. Net income attributable to Knight-Swift increased 51.1% to $72.7 million.
•Truckload — 96.5% operating ratio during the year-to-date period ended September 30, 2025. The Adjusted Operating Ratio1 was 95.4%, with a 3.0% year-over-year decrease in revenue, excluding fuel surcharge and intersegment transactions. Cost-reduction efforts led to a 0.4% reduction in our Adjusted Operating Expenses per mile for the year-to-date period ended September 30, 2025, compared to the year-to-date period ended September 30, 2024.
•LTL — 97.4% operating ratio during the year-to-date period ended September 30, 2025. The Adjusted Operating Ratio1 deteriorated 410 basis points year-over-year to 92.6%, due to start-up costs and early-stage operations at recently opened facilities as well as some lingering costs from the integration of the DHE Acquisition. We opened eleven new locations during the year-to-date period ended September 30, 2025, as we continue to invest in our network.
•Logistics — 95.7% operating ratio during the year-to-date period ended September 30, 2025. The Adjusted Operating Ratio1 was 94.9% with a gross margin of 18.2%. Revenue increased 2.1% year-over-year. Revenue per load increased 8.3% and was partially offset by a 6.0% decline in load count.
•Intermodal — 102.8% operating ratio during the year-to-date period ended September 30, 2025, as year-over-year load count decreased 6.9%, partially offset by a 0.3% increase in revenue per load.
•All Other Segments — Operating income increased to $24.4 million during the year-to-date period ended September 30, 2025 from a $10.3 million operating loss during the comparable period of 2024, largely as a result of our warehousing business and leasing businesses and reflects improvement from the prior year period, which had included a $19.5 million operating loss for the third-party insurance business we exited during the first quarter of 2024 partially offset by the $14.0 million loss contingency in 2025.
•Liquidity and Capital — During the year-to-date period ended September 30, 2025, we generated $543.4 million in operating cash flows and Free Cash Flow1 of $136.1 million. We paid down $112.4 million in finance lease liabilities, $118.8 million in operating lease liabilities, and had $471.0 million of net borrowings on our 2025 Revolver, 2021 Revolver, and 2023 RSA, $360.0 million of which was used to pay down outstanding term loan balances, during the year-to-date period ended September 30, 2025. On July 8, 2025, the Company entered into a $2.5 billion 2025 Debt Agreement, replacing the Company's previous $2.3 billion 2021 Debt Agreement and the Company’s previous $250 million 2023 Term Loan. As of September 30, 2025, we had a balance of $192.7 million in unrestricted cash and cash equivalents, $2.7 billion face value outstanding debt, net of unrestricted cash, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,927,057	$1,876,676	$5,613,359	$5,545,797
Revenue, excluding truckload and LTL fuel surcharge	$1,720,889	$1,680,893	$5,026,053	$4,935,408
Net income attributable to Knight-Swift	$7,861	$30,464	$72,743	$48,129
Earnings per diluted share	$0.05	$0.19	$0.45	$0.30
Operating ratio	97.4%	95.7%	96.6%	97.0%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$51,281	$54,447	$153,832	$113,596
Adjusted EPS [1]	$0.32	$0.34	$0.95	$0.70
Adjusted Operating Ratio [1]	93.8%	93.9%	94.1%	95.1%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	21,319	22,814	21,513	22,986
Average trailers [3]	89,366	90,935	89,672	92,642
LTL
Average tractors [4]	4,221	3,730	4,146	3,505
Average trailers [5]	11,016	9,888	10,985	9,160
Intermodal
Average tractors	573	622	599	615
Average containers	12,535	12,569	12,541	12,577
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.6 years as of September 30, 2025 and 2024, respectively.
3Our average trailers includes 9,965 and 8,510 trailers related to leasing activities recorded within our All Other Segments for the quarters ended September 30, 2025 and 2024, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.5 years and 9.1 years as of September 30, 2025 and 2024, respectively. Our average trailers includes 9,862 and 8,718 trailers related to leasing activities recorded within our non-reportable segments for the year-to-date periods September 30, 2025 and 2024, respectively.
4Our LTL tractor fleet had a weighted average age of 3.9 years and 4.2 years as of September 30, 2025 and 2024, respectively. Our LTL tractor fleet includes 677 and 615 tractors from ACT's dedicated and other businesses for the quarters ended September 30, 2025 and 2024, respectively. Our LTL tractor fleet includes 668 and 613 tractors from ACT's dedicated and other businesses for the year-to-date periods September 30, 2025 and 2024, respectively.
5Our LTL trailer fleet had a weighted average age of 8.0 years and 8.5 years as of September 30, 2025 and 2024, respectively. Our LTL trailer fleet includes 1,236 and 843 trailers from ACT's dedicated and other businesses for the quarters ended September 30, 2025 and 2024, respectively. Our LTL trailer fleet includes 1,097 and 831 trailers from ACT's dedicated and other businesses for the year-to-date periods September 30, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Outlook
Market Trends
Freight markets remain volatile, with shippers cautious and demand patterns diverging from historical norms. While overall demand in the truckload market has been steady through early October, we have seen more proactive customer engagement around peak season projects, including interest from clients who were previously inactive. The usual seasonal uptick has yet to materialize, but early bid season results show stable demand, less lane turnover, and modest rate improvements. Customers appear to be consolidating their carrier base, increasingly favoring reliable, asset-based providers.
On the capacity front, regulatory changes, particularly around driver qualifications and non-domiciled CDLs, are expected to reduce lower-cost market capacity. Carrier downsizing, failures among mid-sized operators, and large carriers shifting toward dedicated services are further tightening supply. Private fleet growth is also slowing as replacement costs rise, which may constrain capacity in the one-way market, where we are most active. Sustained regulatory enforcement could shift the supply-demand balance by 2026, creating a more favorable environment for our truckload segment and supporting margin growth.
Our Logistics business is central to our strategy as customers seek integrated, flexible solutions. By leveraging technology-enabled power-only services and our extensive trailer pools, we believe we are positioned to provide scalable capacity and responsive service. We expect continued investment in technology and process efficiency will further differentiate our offering and support margin improvement as shippers prioritize reliability and asset-backed solutions.
In Intermodal, we are optimizing cost structure and network management while strengthening rail partnerships. This segment is well-placed to serve customers seeking alternative transportation modes and longer-haul solutions, especially as supply chain strategies evolve. Enhanced equipment utilization and streamlined operations should drive service improvements and cost competitiveness, with new rail efficiencies expected to support volume growth.
Our LTL business is building momentum, supported by unified AAA Cooper branding across the network. We are expanding our LTL footprint and customer base, focusing on operational execution and cost efficiency. As facility expansion moderates, we are prioritizing optimization of existing locations and leveraging bid activity to drive shipment volume and efficiency. We believe industry trends favoring regional coverage and integrated solutions position our LTL segment for continued growth.
Despite near-term uncertainty, we believe we are well-positioned to capitalize on emerging opportunities and expect market conditions to improve over the medium term.
Company Outlook
Our Company outlook for the fourth quarter of 2025 includes the following:
Truckload
•Truckload Segment revenue fairly stable sequentially with operating margins improving 250 - 350 basis points sequentially,
•Revenue per loaded mile improves low single-digit percent sequentially on seasonal opportunities,
•Tractor count stable and utilization down modestly sequentially.
LTL
•LTL Segment revenue, excluding fuel surcharge, growth between 10% - 15% year-over-year in fourth quarter,
•Similar Adjusted Operating Ratio as prior year fourth quarter.
Logistics
•Logistics Segment revenue and Adjusted Operating Income increase mid-teens percent sequentially.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal
•Intermodal Segment load count improves mid single-digit percent sequentially,
•Adjusted Operating Ratio fairly stable sequentially.
All Other
•All Other Segments operating income, before including the $11.7 million quarterly intangible asset amortization, approximately break even in fourth quarter.
Additional
•Gain on sale to be in the range of $18 million to $23 million in fourth quarter,
•Net interest expense declines modestly sequentially in fourth quarter,
•Net cash capital expenditures for full-year 2025 expected range of $475 million - $525 million,
•Expected effective tax rate on adjusted income before taxes of approximately 23% to 24% for fourth quarter.
In addition to the above, we expect the Truckload segment will continue to pursue opportunities, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. With our mid-2024 acquisition of DHE and the continued organic expansion of our AAA Cooper brand, we expect additional yield and revenue opportunities from our growing super-regional LTL transportation network. The pace of our LTL facility expansion will be lower in 2025 than in 2024 as we focus on ongoing bid activities that we believe will provide further opportunities to grow shipment volumes and improve efficiencies in our LTL segment. The Intermodal segment continues to build out its network that aligns with our new rail partners as we pursue a more diversified portfolio of customers. Our All Other Segments are further expanding to complement our other service offerings.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment or terminal improvements during 2025. Additionally, we anticipate that our equipment suppliers may need to raise prices in response to recently announced tariffs. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2025. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the acquisition of U.S. Xpress and our intention to further expand the geographic footprint of our LTL network, as illustrated by the DHE Acquisition.

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
Operating Results: Third Quarter 2025 compared to Third Quarter 2024
The $22.6 million decrease in net income attributable to Knight-Swift to $7.9 million during the third quarter of 2025 from $30.5 million during the same period last year includes the following:
•Contributor — $26.2 million decrease in operating income within our LTL segment primarily due to the $28.8 million trade name impairment as a result of our decision to combine our LTL brands under the AAA Cooper trade name.
•Contributor — $9.5 million decrease in operating income within our Truckload segment largely as a result of $12.0 million of higher insurance and claims costs at U.S. Xpress.
•Contributor — $0.9 million increase in operating loss within our Intermodal segment, driven by a $2.5 million impairment for certain software as well as a 11.5% decrease in load count, partially offset by a 3.5% increase in revenue per load.
•Offset — $5.4 million increase in operating income within the All Other Segments, driven by a 29.9% increase in revenue primarily driven by our warehousing and leasing businesses.
•Offset — $3.5 million decrease in consolidated interest expense primarily driven by lower average interest rates.
•Offset — $0.5 million increase in other income, net, primarily due to current quarter income within our portfolio of investments.
•Offset — $0.2 million increase in operating income within our Logistics segment due to a 3.6% increase in revenue per load.
•Offset — $6.7 million decrease in consolidated income tax expense, was primarily due to a decrease in pretax income which was partially offset by an increase in deferred tax expense following the merger of certain subsidiaries. Our effective tax rate for the third quarter of 2025 was 47.0%, compared to 32.0% for the third quarter of 2024.
Operating Results: Year-To-Date September 30, 2025 Compared to Year-To-Date September 30, 2024
The $24.6 million increase in net income attributable to Knight-Swift to $72.7 million during the year-to-date period ended September 30, 2025 from $48.1 million during the same period last year includes the following:
•Contributor — $33.9 million increase in operating income within our Truckload segment primarily due to a 0.4% year-over-year reduction in our Adjusted Operating Expenses per mile.
•Contributor — $3.6 million increase in operating income within our Logistics segment due to an 8.3% increase in revenue per load, partially offset by a 6.0% decrease in load count.
•Contributor — $0.5 million decrease in operating loss within our Intermodal segment.
•Contributor — $34.7 million increase in operating income within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
•Contributor — $10.8 million increase in other income, net, primarily due to income within our portfolio of investments.
•Contributor — $4.1 million decrease in consolidated interest expense primarily driven by lower interest rates.
•Offset — $48.6 million decrease in operating income within our LTL segment primarily due to the tradename impairment mentioned above, and start-up costs and early-stage operations at recently opened facilities.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•Offset — $9.4 million increase in consolidated income tax expense, was primarily due to the increase in pretax income, and an increase in deferred tax expense following the merger of certain subsidiaries. Our effective tax rate for the year-to-date period ended September 30, 2025 was 30.4%, compared to 32.2% for the year-to-date period ended September 30, 2024.

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
Revenue:	(In thousands)
Truckload	$1,236,634	$1,258,156	$3,643,220	$3,785,408
LTL	394,501	325,412	1,133,756	914,012
Logistics	140,404	143,581	410,323	402,010
Intermodal	94,083	102,679	269,251	288,192
Subtotal	$1,865,622	$1,829,828	$5,456,550	$5,389,622
All Other Segments	88,880	68,438	234,891	221,796
Intersegment eliminations	(27,445)	(21,590)	(78,082)	(65,621)
Total revenue	$1,927,057	$1,876,676	$5,613,359	$5,545,797

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
Operating income (loss):	(In thousands)
Truckload	$35,901	$45,356	$125,921	$91,986
LTL	(1,693)	24,556	29,334	77,892
Logistics	6,837	6,684	17,527	13,916
Intermodal	(2,298)	(1,387)	(7,539)	(8,012)
Subtotal	$38,747	$75,209	$165,243	$175,782
All Other Segments	11,579	6,211	24,362	(10,347)
Operating income	$50,326	$81,420	$189,605	$165,435

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
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of nearly 89,000 trailers.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,236,634	$1,258,156	$3,643,220	$3,785,408	(1.7%)		(3.8%)
Revenue, excluding fuel surcharge and intersegment transactions	$1,084,363	$1,107,461	$3,205,746	$3,304,302	(2.1%)		(3.0%)
GAAP: Operating income	$35,901	$45,356	$125,921	$91,986	(20.8%)		36.9%
Non-GAAP: Adjusted Operating Income [1]	$41,227	$48,505	$146,116	$108,775	(15.0%)		34.3%
Average revenue per tractor [2]	$50,864	$48,543	$149,014	$143,753	4.8%		3.7%
GAAP: Operating ratio [2]	97.1%	96.4%	96.5%	97.6%	70	bps	(110	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	96.2%	95.6%	95.4%	96.7%	60	bps	(130	bps)
Non-paid empty miles percentage [2]	13.8%	14.1%	14.0%	14.1%	(30	bps)	(10	bps)
Average length of haul (miles) [2]	368	378	370	386	(2.6%)		(4.1%)
Total miles per tractor [2]	21,337	20,469	62,697	60,870	4.2%		3.0%
Average tractors 2 3	21,319	22,814	21,513	22,986	(6.6%)		(6.4%)
Average trailers 2 4	89,366	90,935	89,672	92,642	(1.7%)		(3.2%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 19,265 and 20,688 average company-owned tractors for the third quarter of 2025 and 2024, respectively. Includes 19,474 and 20,838 average company-owned tractors for the year-to-date periods September 30, 2025 and 2024, respectively.
4    Our average trailers includes 9,965 and 8,510 trailers related to leasing activities recorded within our All Other Segments for the quarters ended September 30, 2025 and 2024, respectively. Our average trailers includes 9,862 and 8,718 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods September 30, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2025 and 2024 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, declined 2.1% year-over-year, driven by a 2.3% decrease in loaded miles. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, was stable year-over-year and sequentially recovered part of the dip seen in the second quarter. Adjusted Operating Income declined $7.3 million year-over-year, largely as a result of $12.0 million of higher insurance and claims costs at U.S. Xpress ($0.05 negative impact to Adjusted EPS) primarily driven by settling two large U.S. Xpress accident claims from 2023, one of which occurred prior to our July 2023 acquisition and the other shortly thereafter. These accidents occurred prior to integration of U.S. Xpress' hiring, safety, and claims management practices which have since begun to produce meaningful improvements in safety metrics. The third quarter combined Adjusted Operating Ratio was 60 basis points higher year-over-year as the settlements noted above offset ongoing progress on our cost structure. Excluding U.S. Xpress, the legacy truckload brands operated at a 93.7% Adjusted Operating Ratio. Miles per tractor improved 4.2% year-over-year as a result of our efforts to drive productivity and reduce underutilized assets. We continue to make tangible progress improving our cost structure to position our business to generate meaningful returns as market conditions recover.
Comparison Between Year-to-Date September 30, 2025 and 2024 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions declined 3.0% year-over-year, driven by a 3.5% decrease in loaded miles. Adjusted Operating Ratio improved 130 basis points during the year-to-date period ended September 30, 2025, to 95.4%, reflecting improvements of 90 basis points for U.S. Xpress and 140 basis points for our legacy trucking businesses. Miles per tractor improved 3.0% year-over-year as a result of our efforts to drive productivity and reduce underutilized assets. Our cost-reduction efforts led to a 0.4% year-over-year reduction in our Adjusted Operating Expenses per mile.
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
We are also excited to share that we are adopting the strong and historically significant AAA Cooper brand across our entire LTL business. The consolidated branding recognizes that we are already one business, operating seamlessly on one system through one network to present a cohesive solution to our customers, while simplifying administration and communication. We are pleased with the growth of our LTL business and continue to focus on building out our network and improving margins.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,			QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024		QTD 2024		YTD 2024
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$394,501	$325,412	$1,133,756	$914,012		21.2%		24.0%
Revenue, excluding fuel surcharge	$340,489	$280,181	$983,473	$784,266		21.5%		25.4%
GAAP: Operating (loss) income	$(1,693)	$24,556	$29,334	$77,892		(106.9%)		(62.3%)
Non-GAAP: Adjusted Operating Income [1]	$32,056	$29,119	$73,130	$90,295		10.1%		(19.0%)
GAAP: Operating ratio [2]	100.4%	92.5%	97.4%	91.5%	790	bps	590	bps
Non-GAAP: Adjusted Operating Ratio 1 2	90.6%	89.6%	92.6%	88.5%	100	bps	410	bps
LTL shipments per day [2]	25,028	21,907	24,437	20,397		14.2%		19.8%
LTL weight per shipment [2]	1,005	1,001	990	1,005		0.4%		(1.5%)
LTL average length of haul (miles) [2]	673	592	660	584		13.7%		13.0%
LTL revenue per shipment [2]	$215.07	$202.20	$212.84	$201.56		6.4%		5.6%
LTL revenue xFSC per shipment [2]	$185.27	$173.83	$184.30	$172.67		6.6%		6.7%
LTL revenue per hundredweight [2]	$21.39	$20.21	$21.50	$20.05		5.8%		7.2%
LTL revenue xFSC per hundredweight [2]	$18.43	$17.37	$18.61	$17.18		6.1%		8.3%
LTL average tractors 2 3	4,221	3,730	4,146	3,505		13.2%		18.3%
LTL average trailers 2 4	11,016	9,888	10,985	9,160		11.4%		19.9%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 677 and 615 tractors from ACT's dedicated and other businesses for the third quarter of 2025 and 2024, respectively. Our LTL tractor fleet includes 668 and 613 tractors from ACT's dedicated and other businesses for the year-to-date periods September 30, 2025 and 2024, respectively.
4Our LTL trailer fleet includes 1,236 and 843 trailers from ACT's dedicated and other businesses for the third quarter of 2025 and 2024, respectively. Our LTL trailer fleet includes 1,097 and 831 trailers from ACT's dedicated and other businesses for the year-to-date periods September 30, 2025 and 2024, respectively.
Comparison Between the Quarters Ended September 30, 2025 and 2024 — Our LTL segment grew revenue, excluding fuel surcharge, 21.5% as shipments per day increased 14.2% year-over-year, as we lapped the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 6.1%, while revenue per shipment, excluding fuel surcharge, increased by 6.6%. Weight per shipment increased 0.4% for the first year-over-year increase in this metric since our 2021 entry into this business. The $1.7 million operating loss is due to the $28.8 million trade name impairment as a result of our decision to combine our LTL brands under the AAA Cooper trade name. Adjusted Operating Income increased 10.1%, marking the first year-over-year improvement in five quarters as volumes remained sequentially stable while operational and cost initiatives begin to gain traction. The Adjusted Operating Ratio was 90.6% for the third quarter, which was an improvement of 250 basis points from the second quarter, counter to the typical seasonal degradation.
During the third quarter, we opened one new service center and replaced two more with larger sites, bringing our growth in door count to 8.5% year-to-date and 10.2% year-over-year. We expect our pace of facility expansion will be slower in the near term than in 2024 and believe ongoing bid activities will provide further opportunities to grow shipment volume and improve efficiencies. Our near-term focus is to drive both revenue and margin expansion in the business through strong service, disciplined pricing, and cost efficiency. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between Year-to-Date September 30, 2025 and 2024 — Our LTL segment grew revenue, excluding fuel surcharge, 25.4% as shipments per day increased 19.8% during the year-to-date period ended September 30, 2025, which includes the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 8.3%, while revenue per shipment, excluding fuel surcharge, increased by 6.7%, with weight per shipment decreased 1.5%. This segment produced a 92.6% Adjusted Operating Ratio during the year-to-date period ended September 30, 2025, and Adjusted Operating Income decreased 19.0% when compared to the year-to-date period ended September 30, 2024, due to the decline in operating margin primarily attributable to early-stage operations at our recently opened facilities as well as continued costs related to the integration of DHE.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$140,404	$143,581	$410,323	$402,010	(2.2%)		2.1%
GAAP: Operating income	$6,837	$6,684	$17,527	$13,916	2.3%		25.9%
Non-GAAP: Adjusted Operating Income 1 2	$8,001	$7,848	$21,019	$17,408	1.9%		20.7%
Revenue per load – Brokerage only [2]	$1,967	$1,898	$1,980	$1,828	3.6%		8.3%
Gross margin percentage – Brokerage only [2]	17.8%	17.8%	18.2%	17.5%	—	bps	70	bps
GAAP: Operating ratio [2]	95.1%	95.3%	95.7%	96.5%	(20	bps)	(80	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	94.3%	94.5%	94.9%	95.7%	(20	bps)	(80	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2025 and 2024 — The Logistics segment Adjusted Operating Ratio was 94.3%, and Adjusted Operating Income improved 1.9% while gross margin of 17.8% was flat year-over-year. Revenue decreased 2.2% year-over-year, driven by a 6.2% decline in load count, largely offset by a 3.6% increase in revenue per load. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
Comparison Between Year-to-Date September 30, 2025 and 2024 — The Logistics segment Adjusted Operating Ratio was 94.9%, with a gross margin of 18.2% in the year-to-date period ended September 30, 2025. Revenue increased 2.1% year-over-year, driven by an 8.3% increase in revenue per load, partially offset by a 6.0% decline in load count.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$94,083	$102,679	$269,251	$288,192	(8.4%)		(6.6%)
GAAP: Operating loss	$(2,298)	$(1,387)	$(7,539)	$(8,012)	(65.7%)		5.9%
Non-GAAP: Adjusted Operating Income (Loss) 1 2	$156	$(1,387)	$(5,085)	$(8,012)	(111.2%)		36.5%
Average revenue per load [1]	$2,660	$2,569	$2,607	$2,599	3.5%		0.3%
GAAP: Operating ratio [1]	102.4%	101.4%	102.8%	102.8%	100	bps	—	bps
Non-GAAP: Adjusted Operating Ratio 1 2	99.8%	101.4%	101.9%	102.8%	(160	bps)	(90	bps)
Load count	35,375	39,968	103,268	110,905	(11.5%)		(6.9%)
Average tractors [1] [2]	573	622	599	615	(7.9%)		(2.6%)
Average containers [1]	12,535	12,569	12,541	12,577	(0.3%)		(0.3%)
1    Defined under "Operating Statistics," above.
2    Includes 527 and 566 company-owned tractors for the third quarter of 2025 and 2024, respectively.
Includes 552 and 558 company-owned tractors for the year-to-date periods ended September 30, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2025 and 2024 — The Intermodal segment produced an operating loss of $2.3 million, which includes a $2.5 million impairment charge for a software project. Excluding this charge, the Adjusted Operating Ratio improved 160 basis points year-over-year to 99.8%, driven by a 3.5% increase in revenue per load as well as cost reductions and improvements in network balance. Revenue declined 8.4% year-over-year as a result of an 11.5% decrease in load count, partially offset by the increase in revenue per load. On a sequential basis, the Adjusted Operating Ratio improved 430 basis points on an 11.9% increase in revenue driven by an 8.2% growth in load count and a 3.4% increase in revenue per load over the second quarter results as bid awards continue taking effect. We remain focused on delivering excellent service and driving appropriate returns through cost control, network balance, equipment utilization, and growing our load count with disciplined pricing.
Comparison Between Year-to-Date September 30, 2025 and 2024 — The Intermodal segment operated with a 102.8% operating ratio, while total revenue decreased 6.6% year-over-year to $269.3 million. The drop in revenue was driven by the 6.9% decrease in load count partially offset by a 0.3% increase in revenue per load. when compared to the same period last year.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$88,880	$68,438	$234,891	$221,796	29.9%	5.9%
Operating income (loss)	$11,579	$6,211	$24,362	$(10,347)	86.4%	335.4%
Comparison Between the Quarters Ended September 30, 2025 and 2024 — Revenue within our All Other Segments for the third quarter increased 29.9% and operating income increased 86.4% year-over-year, primarily driven by our warehousing and leasing businesses. Additionally, the third quarter 2025 results include an increase in the loss contingency of $11.2 million representing estimated additional premiums related to our 2024 transfer to another insurance carrier of the outstanding auto liability claims from the third-party carrier insurance business we closed in March 2024.
Comparison Between Year-to-Date September 30, 2025 and 2024 — Revenue within our All Other Segments for the year-to-date period ended September 30, 2025 increased 5.9% and operating income increased $34.7 million year-over-year, primarily driven by our warehousing business and leasing businesses and reflects improvement from the prior year period, which had included a $19.5 million operating loss for the third-party insurance business.

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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$755,278	$726,358	$2,231,519	$2,111,143	4.0%		5.7%
% of total revenue	39.2%	38.7%	39.8%	38.1%	50	bps	170	bps
% of revenue, excluding truckload and LTL fuel surcharge	43.9%	43.2%	44.4%	42.8%	70	bps	160	bps
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
Comparison Between the Quarters Ended September 30, 2025 and 2024 — The $28.9 million increase in consolidated salaries, wages, and benefits for the third quarter of 2025, as compared to the third quarter of 2024, is primarily due to a $31.6 million increase in LTL wages as a result of service center expansion and labor to support increased shipment count from expansion efforts. This was partially offset by a $2.9 million decrease in Truckload driving associate mileage pay primarily due to a 2.5% decrease in total miles driven by company driving associates in our Truckload segment.
Comparison Between Year-to-Date September 30, 2025 and 2024 — The $120.4 million increase in consolidated salaries, wages, and benefits for the year-to-date period ended September 30, 2025, as compared to the year-to-date period ended September 30, 2024, is primarily due to a $117.5 million increase in LTL wages as a result of service center expansion, the DHE Acquisition, and labor to support increased shipment count from expansion efforts. This was partially offset by a $16.6 million decrease in Truckload driving associate mileage pay primarily due to a 3.2% decrease in total miles driven by company driving associates in our Truckload segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Fuel	$221,807	$213,489	$632,619	$670,651	3.9%		(5.7%)
% of total revenue	11.5%	11.4%	11.3%	12.1%	10	bps	(80	bps)
% of revenue, excluding truckload and LTL fuel surcharge	12.9%	12.7%	12.6%	13.6%	20	bps	(100	bps)
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
Comparison Between Quarters Ended September 30, 2025 and 2024 — The $8.3 million increase in consolidated fuel expense for the third quarter of 2025 is primarily driven by an increase in the average weekly DOE fuel prices for the third quarter of 2025, as compared to the third quarter of 2024. Average weekly DOE fuel prices were $3.76 per gallon for the third quarter of 2025 and $3.69 per gallon for the third quarter of 2024. This was partially offset by a 2.5% decrease in Truckload total miles driven by company driving associates.
Comparison Between Year-to-Date September 30, 2025 and 2024 — The $38.0 million decrease in consolidated fuel expense for the year-to-date period ended September 30, 2025 is primarily driven by the 3.2% decrease in Truckload total miles driven by company driving associates and the decrease in the average weekly DOE fuel prices for the year-to-date period ended September 30, 2025, as compared to the year-to-date period ended September 30, 2024. Average weekly DOE fuel prices were $3.65 per gallon for the year-to-date period ended September 30, 2025 and $3.83 per gallon for the year-to-date period ended September 30, 2024. This was partially offset by a 28.1% increase in LTL miles.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$142,437	$142,418	$414,779	$415,302	—%		(0.1%)
% of total revenue	7.4%	7.6%	7.4%	7.5%	(20	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	8.3%	8.5%	8.3%	8.4%	(20	bps)	(10	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operations and maintenance expense remained relatively flat for the third quarter of 2025 and the year-to-date period ended September 30, 2025, as compared to the same periods last year.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$116,497	$86,510	$294,003	$314,394	34.7%		(6.5%)
% of total revenue	6.0%	4.6%	5.2%	5.7%	140	bps	(50	bps)
% of revenue, excluding truckload and LTL fuel surcharge	6.8%	5.1%	5.8%	6.4%	170	bps	(60	bps)
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
Comparison Between Quarters Ended September 30, 2025 and 2024 — Consolidated insurance and claims expense increased by $30.0 million for the third quarter of 2025, as compared to the same period last year. This increase was primarily due to an increase in the loss contingency of $11.2 million related to the 2024 exit from the third-party carrier insurance business; and $12.0 million of higher insurance and claims costs at U.S. Xpress primarily driven by settlement of two large 2023 U.S. Xpress auto liability claims, one of which occurred prior to our July 2023 acquisition and the other shortly thereafter.
Comparison Between Year-to-Date September 30, 2025 and 2024 — Consolidated insurance and claims expense decreased by $20.4 million for the year-to-date period ended September 30, 2025, as compared to the same period last year primarily due to the Company exiting the third-party insurance business at the end of the first quarter of 2024. Additionally, the decrease was due to a 3.7% decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development within certain prior year losses, and was partially offset by the two charges mentioned above.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$33,263	$32,220	$102,154	$93,923	3.2%		8.8%
% of total revenue	1.7%	1.7%	1.8%	1.7%	—	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	1.9%	2.0%	1.9%	—	bps	10	bps

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
Operating taxes and licenses expenses increased by $1.0 million for the third quarter of 2025 and $8.2 million for the year-to-date period ended September 30, 2025, as compared to the same periods last year, primarily as a result of expanding our LTL network.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Communications	$7,047	$8,411	$21,811	$24,208	(16.2%)		(9.9%)
% of total revenue	0.4%	0.4%	0.4%	0.4%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.5%	0.4%	0.5%	(10	bps)	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense as a percentage of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the third quarter of 2025 and the year-to-date period ended September 30, 2025, as compared to the same periods last year.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$179,036	$178,598	$533,053	$539,313	0.2%		(1.2%)
% of total revenue	9.3%	9.5%	9.5%	9.7%	(20	bps)	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	10.4%	10.6%	10.6%	10.9%	(20	bps)	(30	bps)
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
Comparison Between Quarters Ended September 30, 2025 and 2024 — Consolidated depreciation and amortization of property and equipment increased $0.4 million for the third quarter of 2025, as compared to the same period last year. This increase is primarily due to increases in equipment counts for our LTL segment, partially offset by decreases in tractor and trailer counts within our Truckload segment.
Comparison Between Year-to-Date September 30, 2025 and 2024 — Consolidated depreciation and amortization of property and equipment decreased $6.3 million for the year-to-date period ended September 30, 2025, as compared to the same period last year. This decrease is primarily due to the decrease in tractor and trailer counts in our Truckload segment, partially offset by increases in equipment counts for our LTL segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2025. Additionally, we anticipate that our equipment suppliers may need to raise prices in response to recently announced tariffs.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$19,246	$18,922	$57,738	$56,009	1.7%		3.1%
% of total revenue	1.0%	1.0%	1.0%	1.0%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.1%	1.1%	1.1%	—	bps	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$41,647	$42,322	$127,709	$129,248	(1.6%)		(1.2%)
% of total revenue	2.2%	2.3%	2.3%	2.3%	(10	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.4%	2.5%	2.5%	2.6%	(10	bps)	(10	bps)
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
Comparison Between Quarters Ended September 30, 2025 and 2024 — Consolidated rental expense remained relatively flat for the third quarter and the year-to-date period ended September 30, of 2025, as compared to the same periods last year.
We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2025.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.		YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024		YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$284,386	$295,261	$827,402	$859,286	(3.7%)		(3.7%)
% of total revenue	14.8%	15.7%	14.7%	15.5%	(90	bps)	(80	bps)
% of revenue, excluding truckload and LTL fuel surcharge	16.5%	17.6%	16.5%	17.4%	(110	bps)	(90	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2025 and 2024 — The $10.9 million decrease in purchased transportation for the third quarter of 2025 is primarily due to decreases in intermodal and logistics loads, as well as loaded miles hauled by independent contractors.
Comparison Between the Year-to-Date September 30, 2025 and 2024 — The $31.9 million decrease in purchased transportation for the year-to-date period ended September 30, 2025 when compared to the same period last year is primarily due to decreases in intermodal and logistics loads, as well as loaded miles hauled by independent contractors.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Impairments	$34,805	$1,008	$45,417	$10,867	3,352.9%	317.9%
Third quarter 2025 impairments reflect the non-cash impairments in tradenames of $28.8 million associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), as well as certain discontinued software projects of $2.5 million (within the Intermodal Segment), and certain real property leases of $3.6 million (within the Truckload Segment). Second quarter 2025 impairments reflect non-cash impairments related to certain real property owned and leased of $10.6 million (within the Truckload Segment). First quarter 2025 reflects non-cash impairments related to certain real property leases of $28,000 (within the Truckload segment). In 2024, we incurred impairment charges associated with building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$41,282	$49,739	$135,550	$156,018	(17.0%)	(13.1%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended September 30, 2025 and 2024 — The $8.5 million decrease in net consolidated miscellaneous operating expenses is primarily due to an $11.7 million increase in gain on sales of operating property and equipment.
Comparison Between the Year-to-Date September 30, 2025 and 2024 — The $20.5 million decrease in net consolidated miscellaneous operating expenses is primarily due to a $26.4 million increase in gain on sales of operating property and equipment.
Consolidated Other Expenses (Income)

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2025 vs.	YTD 2025 vs.
	2025	2024	2025	2024	QTD 2024	YTD 2024
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$40,934	$44,398	$122,015	$126,116	(7.8%)	(3.3%)
Other income, net	(3,638)	(3,169)	(27,826)	(17,049)	14.8%	63.2%
Income tax expense	7,388	14,137	31,684	22,253	(47.7%)	42.4%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2025 and 2024 — The $3.5 million decrease in interest expense is primarily driven by lower interest rates during the third quarter of 2025 when compared to the third quarter of 2024.
Comparison Between the Year-to-Date September 30, 2025 and 2024 — The $4.1 million decrease in interest expense is primarily driven by lower interest rates during the year-to-date period ended September 30, 2025, when compared to the year-to-date period ended September 30, 2024.
Other income, net — Other income, net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended September 30, 2025 and 2024 — The $0.5 million increase in other income, net is primarily driven by a net gain recorded within our portfolio of investments during the third quarter of 2025.
Comparison Between the Year-to-Date September 30, 2025 and 2024 — The $10.8 million increase in other income, net is primarily driven by a net gain recorded within our portfolio of investments during the year-to-date period ended September 30, 2025.
Income tax expense (benefit) — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended September 30, 2025 and 2024 — The $6.7 million decrease in consolidated income tax expense was primarily due to a decrease in pretax income which was partially offset by an increase in deferred tax expense following the merger of certain subsidiaries. Our effective tax rate for the third quarter of 2025 was 47.0%, compared to 32.0% for the third quarter of 2024.
Comparison Between Year-to-Date September 30, 2025 and 2024 — The $9.4 million increase in consolidated income tax expense was primarily due to the increase in pretax income, and an increase in deferred tax expense following the merger of certain subsidiaries. Our effective tax rate for the year-to-date period ended September 30, 2025 was 30.4%, compared to 32.2% for the year-to-date period ended September 30, 2024.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$7,861	$30,464	$72,743	$48,129
Adjusted for:
Income tax expense attributable to Knight-Swift	7,388	14,137	31,684	22,253
Income before income taxes attributable to Knight-Swift	15,249	44,601	104,427	70,382
Amortization of intangibles [1]	19,550	19,189	58,799	56,276
Impairments [2]	34,805	1,008	45,417	10,867
Legal accruals [3]	509	366	770	2,194
Transaction fees [4]	—	602	—	602
Severance expense [5]	761	—	1,702	7,219
Change in fair value of deferred earnout [6]	—	(859)	—	(859)
Loss on investment [7]	—	12,107	—	12,107
Write-off of deferred debt issuance costs [8]	2,020	—	2,020	—
Adjusted income before income taxes	72,894	77,014	213,135	158,788
Provision for income tax expense at effective rate [9]	(21,613)	(22,567)	(59,303)	(45,192)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$51,281	$54,447	$153,832	$113,596

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP: Earnings per diluted share	$0.05	$0.19	$0.45	$0.30
Adjusted for:
Income tax expense attributable to Knight-Swift	0.05	0.09	0.19	0.14
Income before income taxes attributable to Knight-Swift	0.09	0.27	0.64	0.43
Amortization of intangibles [1]	0.12	0.12	0.36	0.35
Impairments [2]	0.21	0.01	0.28	0.07
Legal accruals [3]	—	—	—	0.01
Transaction fees [4]	—	—	—	—
Severance expense [5]	—	—	0.01	0.04
Change in fair value of deferred earnout [6]	—	(0.01)	—	(0.01)
Loss on investment [7]	—	0.07	—	0.07
Write-off of deferred debt issuance costs [8]	0.01	—	0.01	—
Adjusted income before income taxes	0.45	0.47	1.31	0.98
Provision for income tax expense at effective rate [9]	(0.13)	(0.14)	(0.36)	(0.28)
Non-GAAP: Adjusted EPS	$0.32	$0.34	$0.95	$0.70

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
2    "Impairments" reflects the non-cash impairment:
•Third quarter 2025 impairments reflect the non-cash impairments of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), as well as certain discontinued software projects (within the Intermodal Segment), and certain real property leases (within the Truckload Segment). Second quarter 2025 impairments reflects non-cash impairments related to certain real property owned and leased (within the Truckload Segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
•Third quarter and year-to-date 2024 reflects the non-cash impairments of building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First and third quarter 2025 legal expense reflects the increased estimated exposure for accrued legal matters based on recent settlement agreements.
• Year-to-date 2024 legal expense reflects the increased estimated exposures for accrued legal matters based on recent settlement agreements.
4    "Transaction fees" reflects certain legal and professional fees associated with the July 30, 2024 acquisition of DHE. The transaction fees are included within "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
5    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
6    "Change in fair value of deferred earnout" reflects the expense for the change in fair value of a deferred earnout related to various acquisitions, which is recorded in "Miscellaneous operating expenses."
7    "Loss on investment" reflects the write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024.
8    "Write-off of deferred debt issuance costs" was incurred from replacing the 2021 Debt Agreement and 2023 Debt Agreement with the 2025 Debt Agreement.
9    For the third quarter of 2025, an adjusted effective tax rate of 29.6% was applied in our Adjusted EPS calculation. For the year-to-date period ended September 30, 2025, an adjusted effective tax rate of 27.8% was applied in our Adjusted EPS calculation. For the third quarter of 2024, an adjusted effective tax rate of 29.3% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ending September 30, 2024, an adjusted effective tax rate of 28.5% was applied in our adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,927,057	$1,876,676	$5,613,359	$5,545,797
Total operating expenses	(1,876,731)	(1,795,256)	(5,423,754)	(5,380,362)
Operating income	$50,326	$81,420	$189,605	$165,435
Operating ratio	97.4%	95.7%	96.6%	97.0%

Non-GAAP Presentation
Total revenue	$1,927,057	$1,876,676	$5,613,359	$5,545,797
Truckload and LTL fuel surcharge	(206,168)	(195,783)	(587,306)	(610,389)
Revenue, excluding truckload and LTL fuel surcharge	1,720,889	1,680,893	5,026,053	4,935,408

Total operating expenses	1,876,731	1,795,256	5,423,754	5,380,362
Adjusted for:
Truckload and LTL fuel surcharge	(206,168)	(195,783)	(587,306)	(610,389)
Amortization of intangibles [1]	(19,550)	(19,189)	(58,799)	(56,276)
Impairments [2]	(34,805)	(1,008)	(45,417)	(10,867)
Legal accruals [3]	(509)	(366)	(770)	(2,194)
Transaction fees [4]	—	(602)	—	(602)
Severance expense [5]	(761)	—	(1,702)	(7,219)
Change in fair value of deferred earnout [6]	—	859	—	859
Adjusted Operating Expenses	1,614,938	1,579,167	4,729,760	4,693,674
Adjusted Operating Income	$105,951	$101,726	$296,293	$241,734
Adjusted Operating Ratio	93.8%	93.9%	94.1%	95.1%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,236,634	$1,258,156	$3,643,220	$3,785,408
Total operating expenses	(1,200,733)	(1,212,800)	(3,517,299)	(3,693,422)
Operating income	$35,901	$45,356	$125,921	$91,986
Operating ratio	97.1%	96.4%	96.5%	97.6%

Non-GAAP Presentation
Total revenue	$1,236,634	$1,258,156	$3,643,220	$3,785,408
Fuel surcharge	(152,156)	(150,552)	(437,023)	(480,643)
Intersegment transactions	(115)	(143)	(451)	(463)
Revenue, excluding fuel surcharge and intersegment transactions	1,084,363	1,107,461	3,205,746	3,304,302

Total operating expenses	1,200,733	1,212,800	3,517,299	3,693,422
Adjusted for:
Fuel surcharge	(152,156)	(150,552)	(437,023)	(480,643)
Intersegment transactions	(115)	(143)	(451)	(463)
Amortization of intangibles [1]	(1,775)	(1,775)	(5,325)	(5,325)
Impairments [2]	(3,551)	(1,008)	(14,163)	(9,662)
Legal accruals [3]	—	(366)	(82)	(336)
Severance expense [4]	—	—	(625)	(1,466)
Adjusted Operating Expenses	1,043,136	1,058,956	3,059,630	3,195,527
Adjusted Operating Income	$41,227	$48,505	$146,116	$108,775
Adjusted Operating Ratio	96.2%	95.6%	95.4%	96.7%

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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$394,501	$325,412	$1,133,756	$914,012
Total operating expenses	(396,194)	(300,856)	(1,104,422)	(836,120)
Operating (loss) income	$(1,693)	$24,556	$29,334	$77,892
Operating ratio	100.4%	92.5%	97.4%	91.5%

Non-GAAP Presentation
Total revenue	$394,501	$325,412	$1,133,756	$914,012
Fuel surcharge	(54,012)	(45,231)	(150,283)	(129,746)
Revenue, excluding fuel surcharge	340,489	280,181	983,473	784,266

Total operating expenses	396,194	300,856	1,104,422	836,120
Adjusted for:
Fuel surcharge	(54,012)	(45,231)	(150,283)	(129,746)
Amortization of intangibles [1]	(4,949)	(4,563)	(14,996)	(12,403)
Impairments [2]	(28,800)	—	(28,800)	—
Adjusted Operating Expenses	308,433	251,062	910,343	693,971
Adjusted Operating Income	$32,056	$29,119	$73,130	$90,295
Adjusted Operating Ratio	90.6%	89.6%	92.6%	88.5%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
Logistics Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$140,404	$143,581	$410,323	$402,010
Total operating expenses	(133,567)	(136,897)	(392,796)	(388,094)
Operating income	$6,837	$6,684	$17,527	$13,916
Operating ratio	95.1%	95.3%	95.7%	96.5%

Non-GAAP Presentation
Revenue	$140,404	$143,581	$410,323	$402,010

Total operating expenses	133,567	136,897	392,796	388,094
Adjusted for:
Amortization of intangibles [1]	(1,164)	(1,164)	(3,492)	(3,492)
Adjusted Operating Expenses	132,403	135,733	389,304	384,602
Adjusted Operating Income	$8,001	$7,848	$21,019	$17,408
Adjusted Operating Ratio	94.3%	94.5%	94.9%	95.7%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2025	2024	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$94,083	$102,679	$269,251	$288,192
Total operating expenses	(96,381)	(104,066)	(276,790)	(296,204)
Operating loss	$(2,298)	$(1,387)	$(7,539)	$(8,012)
Operating ratio	102.4%	101.4%	102.8%	102.8%

Non-GAAP Presentation
Revenue	$94,083	$102,679	$269,251	$288,192

Total operating expenses	96,381	104,066	276,790	296,204
Adjusted for:
Impairments [1]	(2,454)	—	(2,454)	—
Adjusted Operating Expenses	93,927	104,066	274,336	296,204
Adjusted Operating Income (Loss)	$156	$(1,387)	$(5,085)	$(8,012)
Adjusted Operating Ratio	99.8%	101.4%	101.9%	102.8%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date September 30, 2025

GAAP: Cash flows from operations	$543,431
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	234,234
Purchases of property and equipment	(641,573)
Non-GAAP: Free Cash Flow	$136,092

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2025
(In thousands)
Cash and cash equivalents, excluding restricted cash	$192,677
Availability under 2025 Revolver, due July 8, 2030 [1]	774,711
Availability under 2023 RSA, due October 2025 [2]	2,570
Total unrestricted liquidity	$969,958
Cash and cash equivalents – restricted [3]	107,337
Total liquidity, including restricted cash	$1,077,295

1    As of September 30, 2025, we had $707.0 million borrowings under our $1.5 billion 2025 Revolver. We additionally had $18.3 million in outstanding letters of credit (discussed below) issued under the 2025 Revolver, leaving $774.7 million available under the 2025 Revolver.
2    Based on eligible receivables at September 30, 2025, our borrowing base for the 2023 RSA was $473.5 million, while outstanding borrowings were $455.2 million, along with $15.7 million in outstanding letters of credit, leaving $2.6 million available under the 2023 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2023 RSA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $101.7 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $5.7 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures for full-year 2025 will be in the range of $475 million - $525 million, which is a reduction from our previous range of $525 million - $575 million. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of September 30, 2025, we had debt, accounts receivable securitization, and finance lease obligations of $2.9 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Our lenders may issue standby letters of credit on our behalf, certain of which reduce availability under our 2023 RSA and our revolving line of credit. As of September 30, 2025, we also had outstanding letters of credit of $195.3 million pursuant to a bilateral agreement which do not impact the availability of the 2025 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of September 30, 2025, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Working Capital
We had a working capital surplus of $363.1 million as of September 30, 2025 and a working capital deficit of $258.0 million as of December 31, 2024. The deficit as of December 31, 2024 is primarily due to classification of the 2023 RSA, maturing on October 1, 2025, as a current liability. On October 1, 2025, we entered into the 2025 RSA replacing the 2023 RSA and extending the maturity to October 2, 2028.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of September 30, 2025, we had $2.9 billion in material debt obligations at the following carrying values:
•$698.1 million: 2025 Term Loan A-1, due July 8, 2030, net of $1.9 million in deferred loan costs
•$299.2 million: 2025 Term Loan A-2, due January 8, 2027, net of $0.8 million in deferred loan costs
•$455.2 million: 2023 RSA outstanding borrowings
•$593.8 million: Finance lease obligations
•$707.0 million: 2025 Revolver, due July 2030
•$132.3 million: Revenue equipment installment notes
•$14.2 million: Other
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
•$192.3 million: Revenue equipment installment notes
•$23.3 million: Other, net of $10,000 in deferred loan costs

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2025	2024
	(In thousands)
Net cash provided by operating activities	$543,431	$524,741	$18,690
Net cash used in investing activities	(424,510)	(619,020)	194,510
Net cash used in financing activities	(189,137)	(54,495)	(134,642)

Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2025 and 2024 — The $18.7 million increase in net cash provided by operating activities is primarily related to a $24.2 million increase in operating income for year-to-date September 30, 2025, and was partially offset by changes to our net working capital.
Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2025 and 2024 — The $194.5 million decrease in net cash used in investing activities was primarily due to a $185.5 million decrease in cash used on acquisitions.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2025 and 2024 — Net cash used in financing activities increased by $134.6 million, primarily due to an increase in net payments on our finance leases and long-term debt of $496.4 million and $10.0 million increase in dividends paid. These increases were partially offset by increased net borrowings of $63.8 million on our 2023 RSA and a $315.0 million increase in net borrowings on our 2021 Revolver and 2025 Revolver.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2025, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2024 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
July 1, 2025 to July 31, 2025	—	$—	—	$200,041
August 1, 2025 to August 31, 2025	—	$—	—	$200,041
September 1, 2025 to September 30, 2025	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended September 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

10.1
Credit Agreement, dated as of July 8, 2025, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, and PNC Capital Markets, LLC and Wells Fargo Bank, National Association, as Co-Syndication Agents.
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	October 29, 2025	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	October 29, 2025	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant