Form 10-K
period 2025-12-31
Knight-Swift Transportation Holdings Inc.
filed 2026-02-19
CIK 1492691

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
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2025, the aggregate market value of our common stock held by non-affiliates was $7,075,782,710, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 162,425,833 shares of the registrant's common stock outstanding as of February 16, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2025 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2025 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's second amended and restated 2014 Omnibus Incentive Plan
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, as amended
2025 Debt Agreement	The Company's unsecured credit agreement, entered into on July 8, 2025, consisting of the 2025 Revolver and 2025 Term Loans, which are defined below
2021 Prudential Notes	The unsecured Second Amended and Restated Note Purchase and Private Shelf Agreement, entered into on September 3, 2021, maturing October 2023 through January 2028
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2025 Revolver	Revolving line of credit under the 2025 Debt Agreement, maturing on July 8, 2030
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2025 Term Loans	The Company's term loans under the 2025 Debt Agreement, collectively consisting of the 2025 Term Loan A-1 and 2025 Term Loan A-2
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026, as amended by the 2024 Amendment
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2025 Term Loan A-1	The Company's term loan under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loan A-2	The Company's term loan under the 2025 Debt Agreement, maturing on January 8, 2027
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
2025 RSA	Eighth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 1, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2025 RPA	The Receivables Purchase Agreement, entered into on December 31, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2024 Amendment	First Amendment to the Company's 2021 Debt Agreement, entered into on August 6, 2024
Abilene	Abilene Motor Express, LLC and its related entities
ACT or AAA Cooper	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
ASC	Accounting Standards Codification Topic (or subtopic)
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
CODM	Chief operating decision maker
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2025 ANNUAL REPORT ON FORM 10-K

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits, including exposure through our Iron Insurance line of business,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, inventory levels, labor supply and relations, trade policy, and US Gross Domestic Product ("GDP") changes,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•the expected effects of pending, proposed, or new laws and regulations, including environmental laws and regulations and those directly impacting the transportation industry,
•integration efforts related to prior acquisitions and any future effects of such acquisitions, and
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "estimates," "projects," "anticipates," "plans," "address," "intends," "hopes," "strategy," "objective," "mission," "continue," "maintain," "ongoing," "outlook," "potential," "feel," "predicts," "budgets," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
During 2025, we covered 1.8 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $7.5 billion and consolidated operating income of $216.1 million. During 2025, the Truckload segment operated an average of 21,428 tractors (comprised of 19,395 company tractors and 2,033 independent contractor tractors) and 84,851 trailers. Our LTL segment operated an average of 4,164 tractors and 11,057 trailers. Additionally, the Intermodal segment operated an average of 595 tractors and 12,539 intermodal containers. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal.
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
Our industry has recently encountered the following major economic cycles:

Period	Economic Cycle
2017 — 2019	Strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

2020 — 2022	The COVID‑19 pandemic introduced a significant source of volatility across the global market beginning in 2020. Economic activity was sharply curtailed early in the year, resulting in weak freight demand, unpredictable shipping volumes, pricing volatility, and continued challenges in driver sourcing. As economic activity resumed in the second half of 2020, freight demand gradually strengthened, though market conditions remained disrupted. These conditions persisted through 2021 and into 2022, as ongoing pandemic‑related supply chain disruptions, congestion at ports and rail terminals, and elevated demand for goods contributed to tight transportation capacity. By late 2022, inflationary pressures across equipment, fuel, labor, maintenance, and insurance began to weigh more heavily on industry cost structures as demand patterns started to shift.

2023 — 2025	Beginning in 2023, the freight market entered a prolonged downcycle characterized by moderated consumer demand, inventory overhangs, and a shift in consumer spending from goods toward services. Shippers worked through excess inventories while pricing remained pressured, particularly in non‑contract markets, amid significant inflationary pressures on operating costs. These conditions contributed to capacity rationalization across the industry, with smaller carriers exiting the market and volatility emerging in secondary equipment and insurance markets. During 2024 and throughout 2025, freight market conditions showed signs of stabilization as demand and pricing trends became more consistent and seasonal patterns began to reemerge, though at lower levels than prior cycles. While capacity continued to exit the market, resulting in gradual tightening in certain periods, the industry had not fully transitioned to a sustained recovery by the end of 2025.
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
The trucking industry faces the following primary dynamics, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Our Mission and Company Strategy," below:
•tightening industry capacity;
•cumulative impacts of regulatory initiatives, such as ELDs, hours-of-service enforcement for drivers, non-domiciled CDLs, English proficiency, and others;
•uncertainty in the economic environment, including inflation, interest rates, tariffs, and changing supply chain and consumer spending patterns;
•driver shortages;

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•increased insurance costs as significant verdicts and settlement amounts for accident claims impact the industry;
•significant and rapid fluctuations in fuel prices and availability, including in connection with international conflicts; and
•increased prices for new revenue equipment, design changes of new engines, advancements in technology of revenue equipment, and volatility in the used equipment sales market.

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

LTL Segment	Our LTL segment was established in 2021 by the ACT and MME acquisitions and expanded with the DHE Acquisition in 2024. We further added 59 service centers through organic expansion, of which 12 of these service centers were added in 2025, as we seek to expand our LTL network to provide nationwide in-house coverage. The strategy for our LTL segment is to leverage our existing super-regional brand network, which already provides regional service transit speed and efficiency while concurrently offering national coverage as we complete our objective of forty-eight contiguous state coverage. Our LTL regional brand network operates on a shared single LTL enterprise operating and financial system for end-to-end visibility, continuity, and scale. Significant investment is needed to establish and maintain a network of LTL service centers. The substantial fixed costs and capital expenditures required for LTL carriers make it challenging for new entrants or small operators to effectively compete with established carriers. We plan to grow the LTL segment through organic growth and acquisitions and believe a national expansion effort will provide enhanced value to our customers. Our business strategy includes the continuous evaluation of yield management from each customer's commodity mix and shipping volume in their corresponding lanes. Additionally, a key component of our strategy is our focused effort with respect to improving utilization of our people, technology, and other resources to maximize operational efficiency while ensuring our customers' freight is delivered safely and timely.

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

Improving asset productivity
We focus on improving the revenue generated from our tractors and trailers without compromising safety. We anticipate that we can accomplish this objective through increased miles driven and rate per mile in our Truckload businesses. In our LTL business, our primary focus is increasing density, realizing efficiencies from connecting our LTL networks, and obtaining appropriate yield, measured by revenue per hundredweight.

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. We became Knight-Swift Transportation Holdings Inc in 2017 through the 2017 Merger transaction. Since 1966, we have expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-five companies including our most recent U.S. Xpress Acquisition and DHE Acquisition.

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

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing transportation and logistics solutions that are responsive to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to supply chain solutions for our customers. At December 31, 2025, we had a sales staff of approximately 200 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and ability to accommodate a variety of customer needs, while providing consistent capacity and financial strength and stability.
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
We strive to maintain a diversified customer base. Services provided to our largest customer generated 13.1% and 12.6% of total revenue in 2025 and 2024, respectively. Revenue generated by our largest customer is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2025 or 2024.
Our top customers drive a substantial portion of our total revenue, as follows:
•In 2025, our top 25, top 10, and top 5 customers accounted for 49.3%, 34.8%, and 25.6% of our total revenue, respectively.
•In 2024, our top 25, top 10, and top 5 customers accounted for 47.2%, 33.6%, and 24.1% of our total revenue, respectively.

Revenue Equipment
We operate a modern fleet of company tractors intended to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2025, we obtained our revenue equipment through a combination of cash purchases and finance leases. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
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
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2026 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Human Capital
Employees
The strength of our company is our people, working together with common goals. As of December 31, 2025, our full-time employee headcount was comprised of:

Company driving associates (including driver trainees)	26,200
Technicians and other equipment maintenance personnel	1,600
Corporate and terminal leadership and support personnel	9,300
Total	37,100

As of December 31, 2025, we had approximately 1,600 Trans-Mex driving associates in Mexico that were represented by a union.
Company Driving Associates
We recognize that the recruitment, training, and retention of a professional driving associate workforce, which is one of our most valuable assets, is essential to our continued growth and meeting the service requirements of our customers. In order to attract and retain safe driving associates who are committed to the highest levels of customer service and safety, we focus our operations for driving associates around a collaborative and supportive team environment. To help retain driving associates we provide late model and comfortable equipment, direct communication with management, competitive wages and benefits, and other incentives designed to encourage driving associate safety, retention, and long-term employment. Some examples of these incentive programs include our Million Miler and military apprenticeship programs. To help recruit drivers, we have established various driving academies across the US. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the US, we have contracted with driver training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening, which includes hair follicle testing, a qualification standard more stringent than required by the DOT.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Independent Contractors
In addition to our employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2025, independent contractors comprised 7.9% of our total fleet, as measured by average tractor count.

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
We insure certain casualty risks through our wholly-owned captive insurance subsidiaries. Our capitve insurance subsidiaries provide reinsurance associated with a share of our automobile liability risk. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides reinsurance to third-party insurance companies who provide insurance coverage for independent contractors, as well as affiliated carriers through the first quarter of 2024.
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

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our Truckload and LTL fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2025, we purchased 10.9% of our fuel in bulk at our locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to truck stops when fuel prices at such stops are more affordable than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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
Greenhouse Gas ("GHG") Emissions and Fuel Efficiency Standards
California ARB — In 2019, the California Phase 2 Standards, which generally align with the federal Phase 2 Standards (the "Phase 2 Standards," discussed in further detail below), with some minor additional requirements, became final.
The Advanced Clean Trucks ("ACT") regulation became effective in 2021, requiring original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy-duty tractors starting with model year 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with several already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rule making process to that effect. In 2024, the Advanced Clean Fleets ("ACF") regulation became effective, also aimed at transitioning to zero emission vehicles. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. However, given legal challenges to the ACF and a lack of public support for environmental regulation from the current administration, the State of California's Air Resources Board ("ARB") withdrew its request for the EPA to provide a waiver of certain federal regulations necessary for ARB to impose the environmental restrictions and mandates in the ACF that are more stringent than federal law, which effectively tabled the ACF. Further, ARB has proposed amendments to repeal portions of the ACF to exempt certain industries previously impacted in addition to pushing back some target dates. If ARB seeks to adopt and implement

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
the ACF in the future, it could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.
The periodic testing portion of California’s Clean Truck Check (as a part of ARB's Clean Truck program), known as Phase 3 of the Clean Truck Check, began in 2024. Under Phase 3, heavy duty vehicles are subject to periodic emissions testing and annual compliance fees, which, if applicable, could increase our operating costs and related expenses. In August 2025, the EPA proposed a rule that would partially approve California’s Clean Truck Check, allowing California to require periodic emissions testing for heavy duty vehicles registered in California, but prohibit California from testing heavy duty vehicles that are registered outside of the state. Currently, we and our subsidiaries have no equipment that is registered with the State of California, meaning we would be exempt from the Clean Truck Check testing requirements if the rule currently proposed by the EPA were finalized.
Additionally, in October 2023, California enacted two bills into law, Senate Bill 253 ("SB 253") and Senate Bill 261 ("SB 261"), which could require certain companies doing business in California to disclose greenhouse gas ("GHG") emissions and climate-related financial risks. SB 253 requires companies that exceed $1 billion in annual revenue and that do business in California to publicly disclose their GHG emissions, with initial reporting due on or before August 10, 2026, while SB 261 requires companies doing business in California and earning annual revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks. The reporting deadline under SB 261 was originally targeted for January 2026, but legal challenges and ongoing court proceedings have prevented California from enforcing SB 261 as originally intended, and it remains unclear whether SB 261 will ultimately go into effect, and if so, when reporting will commence. Implementation of SB 253 and SB 261 or additional reporting requirements would result in increased compliance costs and resource utilization.
EPA and NHTSA — The EPA and the National Highway Traffic Safety Administration ("NHTSA") have previously taken coordinated steps in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency at a national level.
Originally, the rule was written so that tractors and certain trailer types would be subject to the Phase 2 Standards beginning with model-years 2018 and 2021 respectively, increasing in and phasing in completely by model-year 2027. This rule would have marked the first time federal mandates would have been applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective in December 2016. However, implementation of the Phase 2 Standards as they relate to trailers was successfully challenged in the US Court of Appeals for the District of Columbia. As a result, the Phase 2 Standards only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2025 complied with the emission and fuel consumption reductions required by the Phase 2 Standards.
Even though the trailer provisions of the Phase 2 Standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 Standards.
In 2022, the EPA adopted a final rule regarding emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy duty emissions by almost 50% from 2022 levels by 2045 (the “2022 NOx Rule”). The EPA had indicated that the 2022 NOx Rule is the first part of a three-part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” In 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles known as “Phase 3” to the EPA’s GHG program. A final rule with respect to these regulations was issued in 2024 and established new GHG emission standards for heavy-duty motor vehicles which are phased-in starting with model year 2027 and increasing in stringency annually through model year 2032 (the “Phase 3 Rule”). However, in February 2026, the EPA rescinded the 2009 Endangerment Finding (which determined that GHG emissions from motor vehicles threatens public health and welfare under Clean Air Act Section 202(a)) and concurrently repealed all subsequent federal GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines from model years 2012 onward. The 2022 NOx Rule is expected to remain in effect to the extent based on separate criteria pollutant authority. The rescission removes federal GHG emission requirements previously applicable to heavy-duty vehicles, including the Phase 3 Rule. This development may reduce capital expenditures for fleet replacement or upgrades that would have been necessary to meet prior GHG-related standards. The absence of uniform GHG regulations potentially creates a patchwork of regulations, which when combined with the uncertainty as to the operating results that will be produced if manufacturers are required to re-design diesel engines or make other changes affecting the residual values of vehicles, may increase our costs or

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
otherwise adversely affect our business or operations. Additionally, the EPA's action may be subject to legal challenges from states, environmental groups, or other stakeholders, which could lead to judicial stays, partial reinstatements, or modifications of the rescission, creating further uncertainty regarding the long-term regulatory landscape. This uncertainty may affect vehicle manufacturer production timelines, the availability and pricing of compliant equipment, expectations for fuel efficiency improvements and equipment productivity, compliance costs, operating expenses, and residual values of vehicles which may increase our costs or otherwise adversely affect our business or operations.
These effects, combined with the uncertainty of any future GHG regulations enacted by California’s ARB, the EPA, the NHTSA and/or any other state or federal governing body may increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to whether manufacturers will be required to re-design diesel engines or make other changes affecting the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG regulations.
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
Moving Ahead for Progress in the 21st Century Bill
Commercial Driver's License Drug and Alcohol Clearinghouse — There is a national Drug and Alcohol Clearinghouse, a database containing information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. Currently, the Company is required to (1) report drug and alcohol violations to the Clearinghouse; (2) query the Clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a commercial motor vehicle ("CMV"); and (3) query the Clearinghouse for each currently employed driver annually. In 2024, a new rule referred to by the FMCSA as "Clearinghouse II," a program which relates to drivers with drug and alcohol violations, took effect. Under Clearinghouse II, a driver with a drug or alcohol violation resulting in a "Prohibited" status in the Clearinghouse may not operate a CMV and must complete the FMCSA's return-to-duty education, treatment, and testing prior to regaining CMV driving privileges. With Clearinghouse II now in effect, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is anticipated that the FMCSA will propose further changes regarding the Clearinghouse to increase the availability of driver violation information and enhance the efficiency and effectiveness of the Clearinghouse. It is expected that any additional changes to the rule may reduce the pool of available drivers.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In 2020, the Department of Health and Human Services ("DHHS") announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive or a donor is unable to provide a sufficient amount of hair. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in prior court cases. In 2022, an industry group known as the Trucking Alliance, of which the Company is a member, sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until DHHS finalizes these guidelines, which have suffered ongoing delays with the DHHS. Additionally, in 2022 the DOT issued a notice of proposed rule making that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In 2023, a final rule became effective amending the DOT’s drug testing program to include oral fluid testing; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any changes to drug testing programs may reduce the number of available drivers. We currently perform hair follicle testing and will continue to monitor any developments in this area. Finally, federal drug regulators have announced a proposal to add fentanyl and norfentanyl to a drug testing panel that would detect the use of such drugs among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. Currently, fentanyl and norfentanyl testing are expected to be added to the urine panel at some point in the near future.
Other Regulations Impacting Availability of Drivers — Effective in 2022, the FMCSA established minimum training standards (the "ELDT Regulations") which unified curriculum to be followed and completed by certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed curriculum of theory and behind-the-wheel instruction prior to taking the skills test. Training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We are also required to comply with this rule in the course of operating our driving schools. In December 2025, the FMCSA announced that it could revoke the accreditation of more than 7,000 training schools nationwide for violations regarding the (i) falsification or manipulation of training data, (ii) failure to meet required curriculum standards, facility conditions, or instructor qualifications, or (iii) failure to maintain accurate and complete documentation or refusal to provide records during federal audits or investigations.
In May 2025 the FMCSA announced it was strengthening enforcement of its longstanding English language proficiency requirements for commercial drivers, which require drivers to be able to (i) read and speak English sufficiently to converse with the general public, (ii) understand highway signs and signals in English, (iii) respond to official inquiries, and (iv) make entries on reports and records. Under the strengthened enforcement guidelines, FMCSA inspectors will now place drivers failing to meet the English proficiency requirements out-of-service instead of simply citing non-compliant drivers for violations. Further, the FMCSA issued an interim rule in September 2025 revising the requirements for the issuance or renewal of CDLs to non-domiciled persons and restricting the issuance or renewal of a CDL for non-domiciled persons without a lawful immigration status or legitimate employment-based reason to hold a CDL. While the interim rule has been challenged and enforcement has been temporarily stayed by a federal appeals court while it reviews the legality of the interim rule, it remains uncertain whether there will be further changes to the interim rule in response to such challenges or whether it will go into effect as originally issued.
While we have not been notified by the FMCSA that our training school is at the risk of losing accreditation, the effects of these rules could result in a decrease in driver availability, greater competition for drivers, and/or an increase in recruitment and training costs, and training school costs, any of which could adversely affect our business, operations or profitability.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Brokerage Operations — The Infrastructure Investment and Jobs Act (“IIJA”) required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of "broker" and "bona fide agents." In 2023, FMCSA issued final guidance on the definitions of “broker” and “bona fide agents,” in which the distinction between the two largely hinges upon control and whether the person or company is engaged in the allocation of traffic between motor carriers. Certain of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations.
In 2024, the FMCSA modified regulations in five areas: (1) assets readily available, (2) immediate suspension of broker/freight forwarder operating authority, (3) surety or trust responsibilities, (4) enforcement authority, and (5) entities eligible to serve as BMC-85 trustees. Among other changes, the modified regulations allows brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The modified regulations also stipulate that "available financial security" falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Compliance with these changes was required starting in January 2026 and may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses. Additionally, in 2024, the FMCSA published a notice of proposed rulemaking relating to brokerage operations which, among other things, proposes to increase transparency and the maintenance of recordkeeping procedures. Further, the FMCSA is expected to update its 2024 proposed rule by issuing a second notice of proposed rulemaking in May 2026. It is uncertain what changes, if any, will ultimately result from the proposed rulemaking.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. In recent years, the FMCSA has made changes to the hours-of-service rules that provide greater flexibility to drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these hours-of-service rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Further, in September 2025, the FMCSA adopted two pilot programs to study the effect of increasing the flexibility of the hours-of-service rules to improve driver working conditions and quality of life. The hours-of-service pilot programs provide participating drivers increased control and flexibility in their schedules by allowing the participating drivers to pause their 14-hour driving window for up to three hours and split their 10-hour off-duty period into more flexible combinations. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability. Future rulemaking relating to ELDs may occur in the future, which may affect our ELD technology, compliance, and compliance efforts.
Safety and Fitness Ratings
There are currently two methods of evaluating the safety and fitness of carriers: CSA, which evaluates and ranks fleets on certain safety-related standards by analyzing data from recent safety events and investigation results, and the DOT safety rating, which is based on an on-site investigation or remote compliance review and affects a carrier's ability to operate in interstate commerce. Additionally, the FMCSA has proposed rules in the past that would change the methodologies used to determine carrier safety and fitness.
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
In 2020 the FMCSA announced permanent effectiveness of a pilot program that does not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program ("CPDP"). The CPDP expands the types of eligible crashes, modified the Safety Measurement System ("SMS") to exclude crashes with not preventable determinations from the prioritization algorithm and noted the not preventable determinations in the Pre-Employment Screening Program.
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
Safety Fitness Determination — In 2023, the FMCSA announced that it was interested in developing a new methodology to determine whether a carrier is fit to operate CMVs. In 2024, the FMCSA published a notice announcing a revised SMS methodology, including, among other changes, (i) rebranding BASICs as "Compliance Categories" and revising certain categories, (ii) consolidating existing road violations into simplified and distinct violation groups and simplifying the scale used to measure the severity of violations, (iii) adjusting intervention thresholds, and (iv) revising the SMS methodology to focus more heavily on recent violations. Whether this revised SMS methodology will take effect is uncertain, however, any change which results in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review.
Further, in 2025, the FMCSA announced proposed revisions to their 2023 proposal to improve the impartiality, timeliness, transparency, and fairness of the data review and appeal process. The revised proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes.
Equipment Developments
In 2021, legislation was reintroduced into the US House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle's speed to no more than 65 miles per hour. Whether this legislation will ultimately become law is uncertain. The FMCSA announced its intention to propose a rule during 2023 which will require certain commercial vehicles to be equipped with speed limiters; however, the proposal was ultimately withdrawn in 2025. While we electronically govern the speed of substantially all of our company tractors and require our independent contractors to comply with the Company's speed policy, such legislation or future rules could result in a decrease in fleet production and driver availability, either of which could adversely affect our business, operations, or profitability.
In 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in 2023 the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards. In 2024, the FMCSA began proof-of-concept testing to determine whether the technology required for electronic identification systems is sufficient and the information and data being provided is secure, reliable, and useful for the FMCSA.
In 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems ("ADS") and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. In 2023, the FMCSA and NHTSA issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new trailers and semi-trailers. It remains to be seen, what, if any, final rules will stem from such proposals.
Food Safety Modernization Act of 2011 ("FSMA")
In 2016, the Food and Drug Administration ("FDA") published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the FSMA. This rule sets forth requirements related to among other things, equipment used to transport food, measures taken during such transportation, personnel training, and record retention. We believe we have been in compliance with these requirements since they have applied to us. However, if we are found to be in violation of applicable laws or regulations related to the FSMA, or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.
As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In 2020, the FDA released its "New Era of Smarter Food Safety" blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, generally requiring persons who manufacture, process, pack, or hold foods on the FDA's "Food Traceability List" to maintain detailed records of key data elements for critical tracking events in a manner that can be provided to the FDA within 24 hours of request. It is still unclear what impact of the Food Traceability Rule, which has a compliance date of July 2028, will have on the Company and others in the industry, but further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.
Legislation Regarding Independent Contractors
Tax and other regulatory authorities, as well as independent contractors themselves, have sought in the past to assert that independent contractors in the trucking industry are employees rather than independent contractors. Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are also found to have violated employees' overtime or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the US House of Representatives and received by the US Senate in 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the US House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In 2024, a Department of Labor rule regarding independent contractor classification took effect. The 2024 rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal are classified under six factors, including: (1) opportunity for profit and loss depending on managerial skill; (2) investments by the worker and the principal; (3) degree of permanence of the relationship; (4) nature and degree of control; (5) extent to which worker is integral to the principal’s business; and (6) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor. At this time, the Department of Labor has issued a notice that it is not currently enforcing the 2024 rule while it reviews the 2024 rule, which is also being challenged in federal court and instead will revert back to classifying a worker’s relationship under the “Economic Realities Test,” which primarily focuses on the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
following factors: (i) the nature and degree of the potential employer’s control, (ii) the permanency of the worker’s relationship with the potential employer, (iii) the worker’s investment in facilities, equipment, or helpers, (iv) the amount of skill, initiative, judgement, or foresight required for the worker’s services, (v) the worker’s opportunity for profit or loss, and (vi) the extent of integration of the worker’s services into the potential employer’s business. Additionally, federal legislators have sought to:
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
In 2019, California enacted A.B. 5 ("AB5"), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged "ABC Test" must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:
•the worker is free from control and direction in the performance of services, both under the contract for the performance of the work and in fact;
•the worker is performing work outside the usual course of business of the hiring company; and
•the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as that involved in the work performed.
How AB5 will be enforced is still to be determined. While it was set to go into effect in January 2020, it was subject to various court proceedings, and ultimately AB5 was retroactively placed into law as of January 2020, with the ABC Test being applied in certain circumstances retroactively to April 2018. Litigation surrounding the matter continues, and it remains unclear whether such challenges will be successful in invalidating the law. AB5 has spurred the introduction of similar legislation in states other than California, which if enacted, could adversely affect our results of operations and profitability.
Wage and Hour Legislation
In 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law preempts California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In 2021, the Ninth Circuit Court of Appeals upheld the FMCSA’s determination that federal law preempts California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we are subject to an uneven patchwork of wage and hour laws throughout the US. In the absence of such federal legislation preempting state and local wage and hour laws, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance costs, increased driver turnover, decreased efficiency, and amplified legal exposure.
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
In 2023, a bill was introduced to Congress that would eliminate an exclusion of truck drivers from receiving overtime pay. If enacted, this could have a material adverse effect on our business, financial condition, and results of operations.

Other Regulation
One Big Beautiful Bill Act
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation for certain property and the business interest expense limitation. Although we do not expect the OBBBA to have a negative effect on our financial position, results of operations, and cash flows, until certain regulations are promulgated, we may not know the full extent of the OBBBA’s effects on our financial results and financial position. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.
Infrastructure Spending
In 2022, Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Further, the DOT has provided funding to increase parking in certain heavily congested areas of Nevada, Ohio, Wisconsin, and Florida, while certain Congressional leaders have introduced legislation to allocate an additional $200 million for truck parking projects. Industry groups are generally in favor of additional funding to improve parking infrastructure as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.
Brokerage Liability
Federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In 2022, the US Supreme Court declined to review a Ninth Circuit Court of Appeals decision holding that broker liability is not preempted by federal regulation, in certain circumstances, which would expose freight brokers to a patchwork of state laws across the United States. In 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act ("FAAAA") expressly preempted such personal liability claims against a broker. The Seventh Circuit Court of Appeals provided a supporting decision holding that the plaintiff’s claim was preempted by the FAAAA. The US Supreme Court agreed to review the issue, and while the U.S. Supreme Court’s review and decision is pending, it remains uncertain how long the current circuit split will continue and whether the U.S. Supreme Court will ultimately agree that the FAAAA preempts personal liability claims against a broker. If the U.S. Supreme Court adopts the Ninth Circuit view that freight broker liability is not preempted by federal regulation, it could lead to a patchwork of state laws across the United States and also result in primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
SHIP IT Act
In 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the "SHIP IT Act") was introduced into the US House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. A similar bill, the Truck Parking Safety Improvement Act, was introduced into the Senate in 2023 and reintroduced in February 2025. If enacted the bill would dedicate $755 million in funding over the following three years to expand access to truck parking and rest areas for commercial drivers. It remains unclear whether such acts will ultimately become law, however, and what changes they may undergo prior to finalization.

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

Our risks are grouped into the following risk categories:
Strategic	Operational	Compliance	Financial
*Industry and Competition	*Company Growth	*Trucking Industry Regulation	*Capital Requirements
*Market Changes	*Customers	*Internal Controls	*Debt
*Macroeconomic Changes	*Vendors and Suppliers	*Environmental Regulation	*Goodwill and Intangibles
*International Operations	*Insurance	*Labor Regulation	*Investments
*Mergers and Acquisitions	*Employees and Contractors	*Environmental and Societal	*Taxation
	*Systems and Cybersecurity		*Dividend Policy
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
We cannot predict future economic conditions, fuel price fluctuations, cost increases, revenue equipment resale values, or how consumer confidence, macroeconomic conditions, or production capabilities, could be affected by armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against or from a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs. In addition, the imposition of new or increased tariffs and other trade restrictions, and any related retaliatory trade policies and tariff implementations by foreign governments may result in decreased shipping volumes, increased equipment and fuel costs, and could have an adverse impact on our revenues and results of operations.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Lower output from manufacturers could have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer manufacturers have experienced periodic shortages of certain components and supplies in recent years, including semiconductor chips, forcing some manufacturers to curtail or suspend their production, which led to a lower supply of tractors and trailers and higher prices. An inability to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, the length of our trade cycle, and driver retention.
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
Although we do not have any direct operations outside of the US and Mexico, we may be affected by the broader consequences of global conflicts, such as increased inflation, supply chain issues, including shortages of new revenue equipment, access to parts for our revenue equipment, embargoes, tariffs, import or export controls, geopolitical shift, access to or increased prices for diesel fuel, higher energy prices, potential retaliatory action by foreign governments, including cyber-attacks, and the extent of an armed conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.
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
•changes in trade agreements, US-Mexico trade relations, or the imposition of additional tariffs on imports from Mexico and related retaliatory tariffs that may be imposed by the Mexican government;
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
We insure certain affiliated risks through our captive insurance companies and through our risk retention groups. Additionally, Mohave provided reinsurance to third-party insurance companies who provide insurance coverage for independent contractors, as well as affiliated carriers through the first quarter of 2024. However, based on results of operations of this business, including the continued unfavorable development of insurance reserves, the Company ceased all third-party insurance operations and canceled any remaining policies as of March 31, 2024.
Our risk retention groups insure a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies' access to the reinsurance markets may be restricted or involve the retention of additional risk, which could expose us to volatility in claims expenses.
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
Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers could have a materially adverse effect on our growth and profitability. The truckload and LTL transportation industries are subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, increased scrutiny of accreditation of driving schools and limitations on capacity at driving schools resulting from future outbreaks of contagious diseases and any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak, may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible driving associates, including the DOT guidelines issued in 2025 strengthening enforcement of the FMCSA’s longstanding English-language proficiency requirements for commercial drivers. Further, the FMCSA issued an interim rule in 2025 revising the requirements for the issuance or renewal of CDLs to non-domiciled persons and restricting the issuance or renewal of a CDL for non-domiciled persons without a lawful immigration status or legitimate employment-based reason to hold a CDL. While the interim rule has been challenged and enforcement has been temporarily stayed by a federal appeals court while it reviews the legality of the interim rule, it remains uncertain whether there will be further changes to the interim rule in response to such challenges or whether it will go into effect as originally issued. We believe our employee screening process, which includes background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Our management information and communication systems are used in various aspects of our business, including accepting and planning loads, dispatching equipment and drivers, billing and collecting for our services, and producing financial statements. If any of our critical information or communications systems fail or become unavailable, it could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change. We and our service providers are also vulnerable to interruption by power loss, telecommunications failure, cyber-attacks, computer viruses, denial-of-service attacks on websites, terrorist attacks, internet failures, and other events beyond our control. More sophisticated and frequent cyber-attacks in recent years have increased security risks associated with information technology systems. The expansion of remote and flexible work arrangements, including those available to our employees, has introduced additional cybersecurity risks, including heightened exposure to phishing and social engineering attacks, potential unauthorized access to sensitive information due to remote access vulnerabilities, and increased compliance considerations. The use of personal devices and videoconferencing applications in remote work environments may further contribute to these risks, potentially increasing the exposure to data breaches or unauthorized disclosure of sensitive information. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations. Although we carry insurance to help protect us from losses due to an interruption of our systems, there is no guarantee such an interruption will fall within the coverage limits of our insurance. Any such failure, inability to upgrade or update, disruption, or security breach (including cyberattacks) related to our systems and technological assets may also impact third-parties upon which we rely in our business, and could hinder our services or such third-parties, which could have a materially adverse effect on our business.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In addition, the adoption of artificial intelligence ("AI") and other emerging technologies may become significant to operating results in the future, including in areas such as brokerage, dispatch, routing, pickup and delivery appointments, and other areas where automation is possible. While AI and other technologies may offer substantial benefits, they may also introduce additional risk, including those relating to errors or inaccuracies in work product developed through the use of AI and privacy, intellectual property, and legal and regulatory risks. If we are unable to successfully implement and utilize such emerging technologies as effectively and as quickly as competitors, our results of operation may be negatively affected. Furthermore, the use of AI by bad actors may make cyberattacks more difficult to anticipate or detect, and we may be unable to implement adequate preventive or curative measures in the case of such an attack.
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
We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events. If a health epidemic or outbreak were to occur, we could experience broad and varied impacts, including adverse impacts to our workforce, our operations, and financial impacts, such as increased costs, tightening of credit markets, market volatility, equipment shortages, and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

Compliance Risk
We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.
We, our drivers, and our equipment are regulated by various federal and state agencies in the states, provinces, and countries in which we operate. Future laws and regulations or changes to existing laws and regulations may require changes in our operating practices, require us to incur significant additional costs, or change the balance of supply and demand in the freight market, including an increase in supply if driver requirements are softened, which could materially adversely affect our business, financial condition, and results of operations.
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
In addition, tractors and trailers used in our full truckload and LTL operations are affected by laws and regulations related to air emissions and fuel efficiency. Governmental agencies continue to revise laws and regulations regarding greenhouse gases and emissions. When these laws and regulations have generally become more stringent, we have incurred and continue to incur increased compliance costs. More recently, the EPA proposed to repeal certain federal regulations regarding greenhouse gases and emissions, which could lead to more states enacting similar laws, resulting in a patchwork of emission regulations, which may increase our compliance costs. Legal challenges to the repeal or enactment of such laws and regulations at both the federal and state level could lead to uncertainty regarding our compliance which may negatively affect our results of operations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.
The environmental laws and regulations to which we are subject have become more stringent, and may become further restrictive given concerns over climate change, causing us to experience increased costs related to compliance. If any future such laws and regulations take effect faster than we anticipate or are prepared for, we may experience difficulty complying. In addition, certain environmental laws and regulations may require us to disclose certain metrics or other data related to our operations that have historically been confidential, or impose additional environmental monitoring or reporting requirements. Failure to comply with these laws and regulations may result in fines or penalties, a decrease in productivity, and other constraints that could impair our financial and operational

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
position and have a negative impact on our stock price and reputation. "Environmental Regulation" in Part I, Item 1 of this Annual Report, provides a discussion of the environmental laws and regulations applicable to our business and operations.
Developments in labor and employment law and any unionizing efforts by employees or employees of related businesses could have a materially adverse effect on our results of operations.
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
Additionally, a portion of the freight we deliver is imported to the U.S. through ports of call where workers are represented by labor unions. Ports have long been the primary gateways for cargo coming into and leaving the U.S. and have a long history of labor and other port disputes, protracted collective bargaining, and contract negotiations which, in the past, have involved closures, as well as threats of a strike that would have disrupted domestic supply chains. There can be no guarantee that work stoppages or further disruptions at ports will not occur.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.
The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We establish reserves based on our assessment of known legal matters and contingencies. New legal claims, or subsequent developments related to known claims, may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves. The cost to defend litigation may also be significant. Because of the potential expenses and uncertainties associated with litigation, we may from time to time settle disputes, even where we believe we have a meritorious position. Further, not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. Additionally, our premiums for certain insurance layers are subject to upward adjustment based on claims experience. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows, and our involvement in legal proceedings could negatively impact our business reputation and our relationship with our customers, suppliers, employees, and stockholders.
Changes to trade regulation, export controls, quotas, duties or tariffs, caused by the changing US and geopolitical environments or otherwise, may increase our costs and adversely affect our business.
Since April 2025, new, substantial tariffs have been imposed on imports to the United States. The imposition of additional tariffs, import or export controls, or changes to certain trade agreements, or retaliatory trade policies could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment, limit the availability of new revenue equipment, or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have an adverse effect on our business.
Increasing attention on environmental and societal matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Our reporting on environmental and societal matters present numerous operational, financial, legal, reputational and other risks, many of which are outside of our control, and all of which could have a material negative impact on our business. Companies have recently faced attention from stakeholders relating to environmental and societal matters, including environmental stewardship and social responsibility. Failure to satisfy our stakeholders with regard to environmental and societal matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental and societal matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable environmental and societal ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price. Further, standards for tracking and reporting environmental and societal matters continue to evolve, and our reporting may not match stakeholder expectations.

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
We have goodwill and indefinite-lived intangible assets on our balance sheet, which have increased due to our history of acquisitions. Given our growth objectives, which may include future acquisitions, our goodwill and intangible assets could grow. We periodically evaluate our goodwill and indefinite-lived intangible assets for impairment. In 2025 we recognized impairments in tradenames of $28.8 million associated with the rebranding of the MME and DHE brands of our LTL business under the AAA Cooper brand. Additionally, in 2025 we recognized impairments of $43.0 million associated with the decision to cease the operations of our Abilene truckload brand and combine the operations into our Swift business, much of which was related to goodwill and other intangible assets. We could recognize other impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
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
Our effective tax rate may be adversely impacted by changes in tax laws in jurisdictions where we operate. The OBBBA was signed into law in 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation. Although we do not expect the OBBBA to have a negative effect on our financial position, results of operations, and cash flows, until certain regulations are promulgated, we may not know the full extent of the OBBBA’s effects on our financial results and financial position. Additionally, President Trump has indicated a desire to potentially amend the federal tax laws

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
further. Until any changes are passed into law we will not know if such changes, if any, will have a materially adverse effect on our financial results and financial position. At December 31, 2025, the Company has a deferred tax liability of $904.1 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were to change due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.
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
Process — We use a multi-layered defensive cybersecurity strategy to identify risks, protect technology assets, detect anomalies, respond to, and recover from cybersecurity incidents. Our processes to identify, assess, and manage material risks from cybersecurity threats includes the following:
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
Integration into our Risk Management Program — Our processes to assess, identify, and manage cybersecurity risks are expressly incorporated into our risk management program, which includes technology and cybersecurity as risks addressed by our risk program. As a result, the Chief Information Officer ("CIO") reviews and updates technology and cybersecurity risks as appropriate, and these risks are included in the Company’s risk management program and reviewed by the risk management leadership team as part of its overall enterprise risk oversight.
Incident Response
The Company has cybersecurity incident response teams, overseen by each brand’s IT Leadership, which is responsible for managing and coordinating incident response plans and efforts. This team also collaborates closely with other teams in identifying, protecting from, detecting, responding to, and recovering from cybersecurity incidents. Cybersecurity incidents that meet certain thresholds are escalated to the CIO, Vice President of Information Technology Security ("VPIT"), and Knight-Swift subsidiaries' IT leaders (collectively, "Cybersecurity Leadership") along with cross-functional teams on an as-needed basis for support and guidance. Additionally, this team tracks potentially material cybersecurity incidents to help identify and analyze them. The Company’s cybersecurity incident response teams partner with the Company’s internal teams as well as with external legal advisors, communication specialists, government agencies, regulators, law enforcement, vendors, and other key stakeholders as appropriate to respond to cybersecurity incidents. The Company maintains a cybersecurity incident response plan to prepare for and respond to cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management and the Board as appropriate.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Additionally, the Company conducts tabletop exercises, where members of a cross-functional team engage in a simulated incident scenario. This preparedness exercise is intended to provide training for the participants and to help the Company assess its processes and capabilities in addressing major incidents.
Use of Third Parties
The Company engages cybersecurity consultants, auditors, and other third parties to assess and enhance its cybersecurity practices. These third parties conduct assessments, penetration testing, and risk assessments to identify weaknesses and recommend improvements. Additionally, the Company leverages a number of third-party tools and technologies as part of its efforts to enhance cybersecurity functions. This includes managed security service providers to augment the Company’s dedicated security operations team, an endpoint detection and response system for continuous monitoring, detection, and response capabilities, and a security information and event management solution to automate real-time threat detection, investigation, and prioritization.
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

Cybersecurity Governance
Board Oversight
The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate such risks. The Board’s oversight of cybersecurity risks occurs at both the full Board level and at the Board committee level through the Nominating and Corporate Governance Committee.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Nominating and Corporate Governance Committee — The Nominating and Corporate Governance Committee, which is comprised entirely of independent directors, reviews with management the Company's technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile. Cybersecurity Leadership, members of the cybersecurity team, or other advisors, as requested by the Nominating and Corporate Governance Committee, report at least annually on the Company's technology, data privacy, and cybersecurity strategies and risks. Cybersecurity topics are presented to the Nominating and Corporate Governance Committee on an annual basis with additional frequency as requested and generally highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics. Reporting to the Nominating and Corporate Governance Committee is multi-format and includes both live presentations and memoranda. The Board believes that this cadence of reporting helps to provide the Nominating and Corporate Governance Committee with an informed understanding of the Company's dynamic cybersecurity program and threat landscape. The Nominating and Corporate Governance Committee further reviews with management the Company's business continuity and disaster recovery plans and capabilities, including our cybersecurity and business interruption insurance coverages, and the effectiveness of the Company's escalation procedures. Based on these management reports, the Nominating and Corporate Governance Committee may request follow-up data and presentations to address any specific concerns and recommendations. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated by management on an as needed basis to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may also escalate such issues to the full Board at any time.
Management's Role
The Company has dedicated cybersecurity resources within its decentralized technology departments that focus on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by Cybersecurity Leadership who manage cybersecurity risks. Subsidiaries' IT leaders are responsible for implementing cybersecurity policies, programs, procedures, and strategies. The responsibilities and relevant experience of each of the Cybersecurity Leaders are listed below:
•The CIO provides leadership for the Company’s technology department, including responsibility for leading organization-wide cybersecurity strategy and policy. Our CIO has served in this role since June 2024 and has over 25 years of cybersecurity experience, including technology positions at the US Army, Accenture, Advance Auto Parts, Finishline Shoes, and PF Chang's.
•The VPIT, reporting to the CIO, is responsible for the oversight and management of cybersecurity strategy and governance. Our VPIT has served in this role since 2020 and has significant relevant experience and professional certifications, including nearly 20 years of cybersecurity and infrastructure experience. The VPIT, along with our cybersecurity team, has guided technology departments through building a multi-layer cybersecurity program.
The Company's cybersecurity departments are comprised of teams that engage in a range of cybersecurity activities such as threat intelligence, security architecture, and incident response. These teams, in coordination with third parties, conduct vulnerability management and penetration testing to identify, classify, prioritize, remediate, and mitigate vulnerabilities. The results of these tests are reviewed with the Nominating and Corporate Governance Committee. Leaders from each team regularly meet with Cybersecurity Leadership to provide visibility into major issues and seek alignment with strategy. As noted above under "Incident Response," the Company’s cybersecurity incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management and the Board, as appropriate. Cybersecurity incidents that meet certain thresholds are escalated to Cybersecurity Leadership and cross-functional teams on an as-needed basis for support and guidance. The Company’s incident response team also coordinates with external legal advisors, communication specialists, government agencies, regulators, law enforcement, and other key stakeholders.

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
We have over 300 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities. Given the fluidity of our operations, and to promote operational efficiency, our terminal properties are used by each of our Truckload, LTL, Logistics, Intermodal, and All Other Segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2025, our aggregate monthly rent for all leased properties was approximately $5.9 million with varying terms expiring through December 2053. We believe that substantially all of our property is in good condition and our facilities have sufficient capacity to meet our current needs.
The following listing shows our logos with our corresponding company descriptions, as the logos are used to depict brand representation by location in the accompanying table:

Logo	Brand	Reportable Segment(s)
	Knight	Truckload, Logistics
	Swift	Truckload, Logistics, Intermodal
	U.S. Xpress	Truckload, Logistics
	ACT [1]	LTL
	Barr-Nunn Transportation LLC	Truckload
	Abilene Motor Express, LLC	Truckload
1Properties disclosed under the DHE or MME brands in 2024 have been consolidated under the ACT brand in 2025 to align with our decision to consolidate our LTL businesses under one brand.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

		Owned/Leased
Location	Brand	Owned	Leased	Total
Alabama		7	2	9
Arizona		5	9	14
Arkansas		5	1	6
California		8	23	31
Colorado		3	2	5
Florida		15	5	20
Georgia		14	7	21
Idaho		3	3	6
Illinois		10	5	15
Indiana		8	2	10
Iowa		3	3	6
Kansas		3	5	8
Kentucky		2	2	4
Louisiana		6	2	8
Mexico		5	5	10
Michigan		3	1	4
Minnesota		2	2	4
Mississippi		7	1	8
Missouri		5	3	8
Montana		2	5	7
Nebraska		1	3	4
Nevada		5	3	8
New Jersey		1		1
New Mexico		2		2
New York		3	1	4
North Carolina		11	1	12
North Dakota			7	7
Ohio		7	4	11
Oklahoma		5	2	7
Oregon		2	4	6
Pennsylvania		3	2	5
South Carolina		8	5	13
South Dakota			3	3
Tennessee		14	3	17
Texas		25	15	40
Utah		4		4
Virginia		3	4	7
Washington		3	5	8
West Virginia		2		2
Wisconsin		3	4	7
Wyoming		1	5	6
Total Properties		219	159	378

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
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

Common Stock
Our common stock trades on the NYSE under the symbol "KNX". As of December 31, 2025, we had 162,339,397 shares of common stock outstanding. On February 16, 2026, there were 29 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.
See "Equity Plan Information" under Part III, Item 12 of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Dividend Policy
We have paid a quarterly cash dividend as Knight-Swift since December 2017.
Our most recent dividend was declared on February 11, 2026 for $0.20 per share of common stock and is scheduled to be paid in March 2026.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
October 1, 2025 to October 31, 2025	—	$—	—	$200,041
November 1, 2025 to November 30, 2025	—	$—	—	$200,041
December 1, 2025 to December 31, 2025	—	$—	—	$200,041
Total as of December 31, 2025	—	$—	—	$200,041

1On April 25, 2022, we announced that the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 18 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2020 to December 31, 2025 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period. The graph assumes that the value of the investment in Knight-Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2020, and tracks it through December 31, 2025. The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Knight-Swift Transportation Holdings Inc.
NYSE Composite
NASDAQ Trucking & Transportation

	December 31,
	2020	2021	2022	2023	2024	2025
Knight-Swift Transportation Holdings Inc.	$100.00	$146.82	$127.44	$141.59	$131.86	$132.00
NYSE Composite	100.00	120.68	109.39	124.46	144.12	169.62
NASDAQ Trucking & Transportation	100.00	113.28	91.78	123.12	125.85	138.77

ITEM 6.	RESERVED

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Key Financial Highlights
During 2025, consolidated total revenue was $7.5 billion, which is a 0.8% increase over 2024. Consolidated operating income was $216.1 million in 2025, reflecting a decrease of 11.2% from 2024. Consolidated net income attributable to Knight-Swift decreased by 43.9% from 2024 to $65.9 million.
•Truckload — 97.0% operating ratio during 2025, with a 2.8% decrease in revenue, excluding fuel surcharge and intersegment transactions, compared to 2024.
•LTL — 97.4% operating ratio during 2025 with a 20.6% increase in revenue, excluding fuel surcharge.
•Logistics — 96.0% operating ratio during 2025. Revenue per load increased by 4.7%, leading to a 0.1% increase in revenue, excluding intersegment transactions.
•Intermodal — 102.1% operating ratio during 2025. Load count decreased 6.7%, partially offset by a 1.0% improvement in revenue per load resulting in a 19.2% decrease in operating loss.
•All Other Segments — Operating income was $14.4 million during 2025 as compared an operating loss of $26.2 million in 2024, which was largely as a result of winding down our third-party insurance program, ultimately ceasing operations at the end of the first quarter of 2024.
•Liquidity and Capital — During 2025, we generated $1.3 billion in operating cash flows. Our Free Cash Flow1 was $763.2 million. Note that operating cash flows for 2025 were increased by $478.2 million in sales proceeds funded under the new accounts receivable securitization program upon its closing on December 31, 2025, as further discussed below. From a financing perspective, during 2025 we paid down $380 million of outstanding term loan balances, $147.5 million in finance lease liabilities, and $161.6 million on operating lease liabilities. Additionally, we had $65.2 million of net borrowings on our 2025 Revolver and prior accounts receivable securitization after giving effect for the $478.2 million payoff and termination of the prior accounts receivable securitization agreement on December 31, 2025, as discussed below.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

On December 31, 2025, the Company entered into a new $575 million accounts receivable securitization facility via the Receivables Purchase Agreement (the "2025 RPA"), replacing the Company's previous $575 million securitization facility first entered into in 2013, as amended and restated through October 2025 (the "2025 RSA"). Replacing the 2025 RSA, which was treated as a financing secured by receivables, with the 2025 RPA, which is treated as a sale of receivables, has the effect of removing the subject receivables and the former secured borrowing from the Company's balance sheet beginning December 31, 2025 and is expected to reduce expenses on a go-forward basis. Note that the payoff and termination of the prior debt facility with the sales proceeds under the new sales arrangement on December 31, 2025 had the effect of increasing operating cash flow for 2025 by the amount of the $478.2 million proceeds at closing, while the payoff of the prior debt facility is a cash outflow for financing activities and reduces the net borrowings from working capital facilities for 2025 by the same amount. Going forward, we would expect less pronounced impacts to the cash flow statement from this program as ongoing changes in the size of the pool of receivables in the ordinary course of business are expected to be less than the initial proceeds funded at closing for the outstanding pool of receivables.
We ended 2025 with $1.1 billion in unrestricted cash and cash equivalents and available liquidity and $7.1 billion of stockholders' equity. The face value of our debt, net of unrestricted cash ("Net Debt") was $2.1 billion at the end of 2025. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.

Key Financial Data and Operating Metrics

	2025	2024
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$7,469,689	$7,410,078
Revenue, excluding truckload and LTL fuel surcharge	$6,692,075	$6,611,957
Net income attributable to Knight-Swift	$65,946	$117,626
Earnings per diluted share	$0.41	$0.73
Operating ratio	97.1%	96.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$204,738	$172,085
Adjusted EPS [1]	$1.26	$1.06
Adjusted Operating Ratio [1]	94.1%	94.7%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	21,428	22,791
Average trailers [3]	84,851	89,487
LTL
Average tractors [4]	4,164	3,569
Average trailers [5]	11,057	9,564
Intermodal
Average tractors	595	615
Average containers	12,539	12,572
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.6 years as of December 31, 2025 and 2024, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

3Note that average trailers includes 9,671 and 8,769 trailers within our All Other Segment as of December 31, 2025 and 2024, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.7 years and 9.4 years as of December 31, 2025 and 2024, respectively. Starting with the fourth quarter of 2025, the Company is excluding its chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.
4Our LTL tractor fleet had a weighted average age of 3.8 years and 4.2 years as of December 31, 2025 and 2024, respectively, and includes 663 and 619 tractors from ACT's dedicated and other businesses for 2025 and 2024, respectively.
5Our LTL trailer fleet had a weighted average age of 8.2 years and 8.4 years as of December 31, 2025 and 2024, respectively, and includes 1,129 and 876 trailers from ACT's dedicated and other businesses for 2025 and 2024, respectively.

Results of Operations — Summary
Notes regarding presentation: A discussion of changes in our results of operations from 2023 to 2024 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report filed with the SEC on February 20, 2025.
In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2025 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.
Operating Results: 2025 Compared to 2024 — The $51.7 million decrease in net income attributable to Knight-Swift to $65.9 million in 2025 from $117.6 million in 2024, includes the following:
•Contributor — $21.1 million decrease in operating income within our Truckload segment, primarily due to $52.9 million in non-cash impairments of goodwill and intangible assets associated with Abilene as a result of the decision to cease its separate operations and combine it into our Swift business and certain revenue equipment as well as owned and lease real property. This was partially offset by a 3.3% increase in our average revenue per tractor.
•Contributor — $48.4 million decrease in operating income from our LTL segment is primarily due to a $28.8 million non-cash impairments of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand, increased costs related to expanding our LTL service area, and a 1.2% decrease in weight per shipment.
•Contributor — $30.1 million decrease in "Other income (expenses), net," primarily driven by a mark-to-market adjustment in 2024 related to certain purchase price obligations associated with the acquisition of U.S. Xpress.
•Contributor — $0.3 million decrease in operating income within our Logistics segment driven by a 4.6% decrease in load count, partially offset by a 4.7% increase in revenue per load.
•Offset — $40.6 million increase in operating income within our All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
•Offset — $3.7 million decrease in net interest expense primarily due to a decrease in interest rates, partially offset by higher average borrowings.
•Offset — $3.2 million decrease in consolidated income tax expense, primarily due to a decrease in income before income taxes. This resulted in a 2025 effective tax rate of 31.2% and a 2024 effective tax rate of 22.1%.
•Offset — $1.8 million decrease in operating loss within our Intermodal segment driven by a 1.0% increase in revenue per load.
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
Consolidating Tables for Total Revenue and Operating Income

	2025		2024
Revenue:	(Dollars in thousands)
Truckload	$4,865,034	65.1%	$5,034,941	67.9%
LTL	$1,478,508	19.8%	$1,235,547	16.7%
Logistics	$570,294	7.6%	$570,001	7.7%
Intermodal	$364,914	4.9%	$387,232	5.2%
Subtotal	$7,278,750	97.4%	$7,227,721	97.5%
All Other Segments	$287,470	3.8%	$266,496	3.6%
Intersegment eliminations	$(96,531)	(1.2%)	$(84,139)	(1.1%)
Total revenue	$7,469,689	100.0%	$7,410,078	100.0%

	2025		2024
Operating income (loss):	(Dollars in thousands)
Truckload	$147,232	68.1%	$168,345	69.2%
LTL	$38,994	18.0%	$87,390	35.9%
Logistics	$23,059	10.7%	$23,312	9.6%
Intermodal	$(7,640)	(3.5%)	$(9,458)	(3.9%)
Subtotal	$201,645	93.3%	$269,589	110.8%
All Other Segments	$14,417	6.7%	$(26,201)	(10.8%)
Operating income	$216,062	100.0%	$243,388	100.0%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 15,500 irregular route and 6,000 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with LTL transportation service through our growing network of approximately 180 facilities and a door count of approximately 6,690. Our LTL segment operates approximately 4,200 tractors and approximately 11,100 trailers, including equipment used for ACT's dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment by leveraging our fleet of approximately 85,000 trailers as of December 31, 2025.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings, with approximately 15,500 irregular route tractors and approximately 6,000 dedicated route tractors in use during 2025. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, other specialized services, and through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	2025	2024	2025 vs. 2024
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$4,865,034	$5,034,941	(3.4%)
Revenue, excluding fuel surcharge and intersegment transactions	$4,283,398	$4,408,612	(2.8%)
GAAP: Operating income	$147,232	$168,345	(12.5%)
Non-GAAP: Adjusted Operating Income [1]	$222,855	$194,744	14.4%
Average revenue per tractor [2]	$199,897	$193,436	3.3%
GAAP: Operating ratio [2]	97.0%	96.7%	30	bps
Non-GAAP: Adjusted Operating Ratio 1 2	94.8%	95.6%	(80	bps)
Non-paid empty miles percentage [2]	13.9%	14.0%	(10	bps)
Average length of haul (miles) [2]	368	383	(3.9%)
Total miles per tractor [2]	83,650	81,563	2.6%
Average tractors 2 3	21,428	22,791	(6.0%)
Average trailers 2 4	84,851	89,487	(5.2%)
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 19,395 and 20,644 company-owned tractors for 2025 and 2024, respectively.
4Average trailers includes 9,671 and 8,769 trailers from our All Other Segments for 2025 and 2024, respectively. Starting with the fourth quarter of 2025, the Company is excluding its chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.
2025 Compared to 2024 — Our Truckload segment revenue, excluding fuel surcharge and intersegment transactions, decreased 2.8% year-over-year, driven by a 3.4% decrease in loaded miles. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, improved 0.7% year-over-year. The 2025 Adjusted Operating Ratio improved 80 basis points year-over-year to 94.8%. We are encouraged with the progress at U.S. Xpress, as this business continues to close the gap on margin performance with our legacy brands. We believe U.S. Xpress is positioned to make further progress in an improving market.
During the fourth quarter, we made the decision to combine the Abilene trucking operations into our Swift business to improve efficiency and enhance productivity. We continue to make tangible progress improving our cost structure and implementing technology-driven initiatives to offset inflationary pressures and which we believe will position our business to generate meaningful returns as market conditions recover.

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
During 2025, we decided to adopt the strong and historically significant AAA Cooper brand across our entire LTL business, effective as of January 1, 2026. The consolidated branding recognizes that we are already one business, operating seamlessly on one system through one network to present a cohesive solution to our customers, while simplifying administration and communication.

	2025	2024		2025 vs. 2024
	(Dollars in thousands, except per shipment and per hundredweight data)			Increase (decrease)
Total revenue	$1,478,508	$1,235,547		19.7%
Revenue, excluding fuel surcharge	$1,281,975	$1,063,165		20.6%
GAAP: Operating income	$38,994	$87,390		(55.4)%
Non-GAAP: Adjusted Operating Income [1]	$87,620	$105,511		(17.0)%
GAAP: Operating ratio [2]	97.4%	92.9%	450	bps
Non-GAAP: Adjusted Operating Ratio 1 2	93.2%	90.1%	310	bps
LTL shipments per day [2]	23,923	20,756		15.3%
LTL weight per shipment [2]	993	1,005		(1.2)%
LTL average length of haul (miles) [2]	665	589		12.9%
LTL revenue per shipment [2]	$213.61	$202.67		5.4%
LTL revenue xFSC per shipment [2]	$184.83	$174.10		6.2%
LTL revenue per hundredweight [2]	$21.52	$20.17		6.7%
LTL revenue xFSC per hundredweight [2]	$18.62	$17.33		7.4%
LTL average tractors 2 3	4,164	3,569		16.7%
LTL average trailers 2 4	11,057	9,564		15.6%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Includes 663 and 619 tractors from ACT's dedicated and other businesses for 2025 and 2024, respectively.
4Includes 1,129 and 876 trailers from ACT's dedicated and other businesses for 2025 and 2024, respectively.
2025 Compared to 2024 — Our LTL segment grew revenue, excluding fuel surcharge, 20.6% as shipments per day increased 15.3% year-over-year, which includes the acquisition of DHE on July 30, 2024. Revenue per hundredweight, excluding fuel surcharge, increased 7.4%, revenue per shipment, excluding fuel surcharge, increased by 6.2%, and weight per shipment decreased 1.2%. This segment produced a 93.2% Adjusted Operating Ratio in 2025, and Adjusted Operating Income decreased 17.0% year-over-year primarily due to start-up costs and early-stage operations at our recently opened facilities and costs related to the system integration of DHE.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

During 2025, we opened 16 new service centers, four of which replaced larger sites, bringing our year-over-year growth in door count to 10.0% for 2025. As previously noted, we expect our pace of facility expansion will be slower in the near term and believe ongoing bid events with new and existing customers will provide further opportunities to grow shipment volume and improve efficiencies. Our near-term focus is to drive both revenue and margin expansion in the business through strong service, disciplined pricing, and cost efficiency. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
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

	2025	2024	2025 vs. 2024
	(Dollars in thousands, except per load data)		Increase (decrease)
Revenue	$570,294	$570,001	0.1%
GAAP: Operating income	$23,059	$23,312	(1.1%)
Non-GAAP: Adjusted Operating Income 1 2	$27,715	$27,968	(0.9%)
Revenue per load – Brokerage only [2]	$1,983	$1,894	4.7%
Gross margin percentage – Brokerage only [2]	17.5%	17.5%	—	bps
GAAP: Operating ratio [2]	96.0%	95.9%	10	bps
Non-GAAP: Adjusted Operating Ratio 1 2	95.1%	95.1%	—	bps
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics" above.
2025 Compared to 2024 — Logistics Adjusted Operating Ratio was 95.1%, with gross margin remaining flat at 17.5% in 2025, compared to 2024. Revenue increased 0.1% year-over-year, driven by a 4.7% increase in revenue per load and partially offset by a 4.6% decrease in load count.
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

	2025	2024	2025 vs. 2024
	(Dollars in thousands, except per load data)		Increase (decrease)
Revenue	$364,914	$387,232	(5.8%)
GAAP: Operating loss	$(7,640)	$(9,458)	19.2%
Non-GAAP: Adjusted Operating Loss 1 2	$(5,186)	$(9,458)	45.2%
Average revenue per load [1]	$2,615	$2,590	1.0%
GAAP: Operating ratio [1]	102.1%	102.4%	(30	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	101.4%	102.4%	(100	bps)
Load count	139,553	149,512	(6.7%)
Average tractors [1] [2]	595	615	(3.3%)
Average containers [1]	12,539	12,572	(0.3%)
1Defined within "Operating Statistics" above.
2Includes 548 and 561 company-owned tractors for 2025 and 2024, respectively.
2025 Compared to 2024 — Intermodal operated with a 101.4% Adjusted Operating Ratio, while total revenue decreased 5.8% to $364.9 million. The drop in revenue was driven by the 6.7% decrease in load count partially offset by a 1.0% increase in revenue per load.
We remain focused on delivering excellent service and driving appropriate returns through cost control, network balance, equipment utilization, and growing our load count with disciplined pricing.
All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, warranty services, and insurance for independent contractors, as well as insurance for affiliated carriers through the first quarter of 2024. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $46.6 million in annual amortization of intangibles related to the 2017 Merger and various acquisitions).

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Total revenue	$287,470	$266,496	7.9%
Operating income (loss)	$14,417	$(26,201)	155.0%
2025 Compared to 2024 — Revenue increased 7.9% and operating income increased $40.6 million primarily driven by our warehousing business and leasing businesses and reflects improvement from the prior year, which had included a $18.0 million operating loss for the third-party insurance business.

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

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$2,955,901	$2,821,987	4.7%
% of total revenue	39.6%	38.1%	150	bps
% of revenue, excluding truckload and LTL fuel surcharge	44.2%	42.7%	150	bps
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
2025 Compared to 2024 — The increase in consolidated salaries, wages, and benefits is primarily due to a $129.5 million increase in LTL wages as a result of service center expansion, the DHE Acquisition, and labor to support increased shipment count from expansion efforts.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Fuel	$838,806	$871,146	(3.7%)
% of total revenue	11.2%	11.8%	(60	bps)
% of revenue, excluding truckload and LTL fuel surcharge	12.5%	13.2%	(70	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2025 Compared to 2024 — The decrease in consolidated fuel expense was primarily due to lower average weekly DOE fuel prices of $3.66 per gallon in 2025 compared to $3.76 per gallon in 2024, and a 3.2% decrease in total miles driven by truckload company drivers, partially offset by a 23.2% increase in LTL miles.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$548,373	$546,883	0.3%
% of total revenue	7.3%	7.4%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	8.2%	8.3%	(10	bps)
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are typically affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2026, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor fleet in the coming quarters, subject to availability of new revenue equipment, to maintain the average age of our equipment.
Operations and maintenance expense remained relatively flat for 2025, as compared to 2024.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$385,108	$415,652	(7.3%)
% of total revenue	5.2%	5.6%	(40	bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.8%	6.3%	(50	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for transportation companies based upon significant verdicts and settlements against transportation companies. As a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in prior-year claims. In future periods, our higher self-insured retention limits and lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
In the first quarter of 2024, we exited our third-party insurance business, which offered insurance products to third-party carriers, earning premium revenues, which were partially offset by increased insurance reserves, and which exposed us to claims and inability to collect premiums.
2025 Compared to 2024 — Consolidated insurance and claims expense decreased primarily due to the Company exiting the third-party insurance business at the end of the first quarter of 2024. Additionally, the decrease was due to a 1.0% decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development within certain prior year losses.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$135,064	$127,505	5.9%
% of total revenue	1.8%	1.7%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.0%	1.9%	10	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2025 Compared to 2024 — Operating taxes and licenses expenses increased by $7.6 million for 2025, as compared to the same periods last year, primarily as a result of expanding our LTL network.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Communications	$29,326	$31,152	(5.9%)
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.5%	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2025 Compared to 2024 — Communications expense as a percentage of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for 2025, as compared to 2024.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$711,069	$717,522	(0.9%)
% of total revenue	9.5%	9.7%	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	10.6%	10.9%	(30	bps)
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
2025 Compared to 2024 — The decrease in consolidated depreciation and amortization is primarily due to the decrease in tractor and trailer counts in our Truckload segment, partially offset by an increase in equipment counts for our LTL segment.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$76,984	$75,280	2.3%
% of total revenue	1.0%	1.0%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.2%	1.1%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and other acquisitions. See Note 4 and Note 8 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2025 Compared to 2024 — The increase in consolidated amortization of intangibles for 2025 is primarily attributed to the DHE acquisition. See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our acquisitions.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Rental expense	$166,833	$171,665	(2.8%)
% of total revenue	2.2%	2.3%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	2.5%	2.6%	(10	bps)
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
2025 Compared to 2024 — The decrease in consolidated rental expense is primarily related to U.S Xpress increasing its ratio of owned versus leased equipment. We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions in 2026.

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$1,128,845	$1,170,806	(3.6%)
% of total revenue	15.1%	15.8%	(70	bps)
% of revenue, excluding truckload and LTL fuel surcharge	16.9%	17.7%	(80	bps)
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
2025 Compared to 2024 — The decrease in consolidated purchased transportation expense is primarily due to decreased load volume within our logistics and intermodal businesses as well as lower miles driven by independent contractors within our Truckload segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Impairments	$98,308	$19,012	417.1%
2025 Compared to 2024 — In 2025, we incurred impairment charges related to goodwill and intangible assets associated with Abilene as a result of the decision to cease its operations and combine it into our Swift business, tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), certain discontinued software projects (within the Intermodal Segment), and certain revenue equipment as well as owned and lease real property (within the Truckload Segment).
In 2024, we incurred impairment charges related to building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$179,010	$198,080	(9.6%)
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, and other costs, net of gain on sales of equipment.
2025 Compared to 2024 — The decrease in net consolidated miscellaneous operating expenses is primarily due to a $30.8 million increase in gain on sales of operating property and equipment, partially offset by increased costs associated with bringing new service centers online within our LTL segment.
Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses included in our consolidated statements of comprehensive income:

	2025	2024	2025 vs. 2024
	(Dollars in thousands)		Increase (decrease)
Interest income	$(10,910)	$(16,556)	(34.1%)
Interest expense	$161,795	$171,158	(5.5%)
Other income, net	$(30,145)	$(60,260)	(50.0%)
Income tax expense	$29,768	$32,960	(9.7%)
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2025 Compared to 2024 — The decrease in consolidated interest income is primarily due to the lower balances in our interest yielding cash accounts during 2025.
Interest expense — Interest expense is comprised of debt and finance lease interest expense, as well as amortization of deferred loan costs.
2025 Compared to 2024 — Consolidated interest expense decreased due to a decrease in average interest rates during 2025, partially offset by an increase in the average debt balance. Additional details regarding our debt are discussed in Note 13 in Part II, Item 8 of this Annual Report.
Other income, net — Other income, net is primarily comprised of (gains) and losses from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
2025 Compared to 2024 — The decrease in consolidated other income, net is primarily due to the $36.6 million benefit for the mark-to-market adjustment in 2024 related to certain purchase price obligations associated with the acquisition of U.S. Xpress, partially offset by a net gain recorded within our portfolio of investments in 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our purchase price obligations in connection with the U.S. Xpress Acquisition.
Income tax expense — In addition to the discussion below, Note 11 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2025 Compared to 2024 — The decrease in consolidated income tax expense was primarily due to a reduction in pre-tax earnings and an increase in tax benefits from foreign currency adjustments, changes in deferred foreign income tax expense, and federal amended income tax returns. These were partially offset by higher deferred tax expense associated with the merger of certain subsidiaries, and a decrease in tax benefits from the mark-to-market adjustment, less favorable changes in state rates, and lower stock compensation deductions. As a result, the effective tax rate for 2025 was 31.2% as compared to the 2024 effective tax rate of 22.1%.

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
Note regarding presentation: A discussion of changes in our results of operations from 2023 to 2024 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report filed with the SEC on February 20, 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2025	2024
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$65,946	$117,626
Adjusted for:
Income tax expense attributable to Knight-Swift	29,768	32,960
Income before income taxes attributable to Knight-Swift	95,714	150,586
Amortization of intangibles [1]	78,229	75,945
Impairments [2]	98,308	19,012
Legal accruals [3]	1,241	2,560
Transaction fees [4]	—	602
Severance expense [5]	3,005	7,219
Change in fair value of deferred earnout [6]	—	(859)
Loss on investment [7]	—	12,107
Write-off of deferred debt issuance costs [8]	2,860	—
USX mark to market adjustment [9]	—	(36,617)
Adjusted income before income taxes	279,357	230,555
Provision for income tax expense at effective rate [10]	(74,619)	(58,470)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$204,738	$172,085

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2025	2024
GAAP: Earnings per diluted share	$0.41	$0.73
Adjusted for:
Income tax expense attributable to Knight-Swift	0.18	0.20
Income before income taxes attributable to Knight-Swift	0.59	0.93
Amortization of intangibles [1]	0.48	0.47
Impairments [2]	0.61	0.12
Legal accruals [3]	0.01	0.02
Transaction fees [4]	—	—
Severance expense [5]	0.02	0.04
Change in fair value of deferred earnout [6]	—	(0.01)
Loss on investment [7]	—	0.07
Write-off of deferred debt issuance costs [8]	0.02	—
USX mark to market adjustment [9]	—	(0.23)
Adjusted income before income taxes	1.72	1.42
Provision for income tax expense at effective rate [10]	(0.46)	(0.36)
Non-GAAP: Adjusted EPS	$1.26	$1.06

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2"Impairments" reflects the non-cash impairments:
•Fourth quarter 2025 impairments reflects the non-cash impairments of goodwill and intangible assets associated with Abilene as a result of the decision to cease its operations and combine it into our Swift business and certain revenue equipment as well as owned and lease real property (within the Truckload Segment). Third quarter 2025 impairments reflect the non-cash impairments of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), as well as certain discontinued software projects (within the Intermodal Segment), and certain real property leases (within the Truckload Segment). Second quarter 2025 impairments reflects non-cash impairments related to certain real property owned and leased (within the Truckload Segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
•2024 impairments of building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).
3"Legal accruals" are included in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income and reflect the following:
•Fourth quarter and year-to-date 2025 legal expense reflects the net increased estimated exposure for accrued legal matters based on recent settlement agreements.
•Year-to-date 2024 legal expense reflects the increased estimated exposures for accrued legal matters based on recent settlement agreements.
4"Transaction fees" reflects certain legal and professional fees associated with the July 30, 2024 acquisition of DHE. The transaction fees are primarily included within "Miscellaneous operating expenses."
5"Severance expense" is included within "Salaries, wages, and benefits" in the consolidated statements of comprehensive income.
6"Change in fair value of deferred earnout" reflects the benefit for the change in fair value of a deferred earnout related to various acquisitions, which is recorded in "Miscellaneous operating expenses."
7"Loss on investment" reflects the write-off of a minority investment in a transportation-adjacent technology venture which ceased operations in the third quarter of 2024 and is recorded within the All Other Segments.
8"Write-off of deferred debt issuance costs" was incurred from replacing the 2021 Debt Agreement and 2023 Debt Agreement with the 2025 Debt Agreement, as well as replacing the 2025 RSA with the 2025 RPA.
9Mark-to-market adjustment related to certain purchase price obligations associated with the acquisition of U.S. Xpress.
10For 2025, an adjusted effective tax rate of 26.7% was applied in our Adjusted EPS calculation to exclude certain discrete items.
For 2024, an adjusted effective tax rate of 25.4% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$7,469,689	$7,410,078
Total operating expenses	(7,253,627)	(7,166,690)
Operating income	$216,062	$243,388
Operating ratio	97.1%	96.7%

Non-GAAP Presentation
Total revenue	$7,469,689	$7,410,078
Truckload and LTL fuel surcharge	(777,614)	(798,121)
Revenue, excluding truckload and LTL fuel surcharge	6,692,075	6,611,957

Total operating expenses	7,253,627	7,166,690
Adjusted for:
Truckload and LTL fuel surcharge	(777,614)	(798,121)
Amortization of intangibles [1]	(78,229)	(75,945)
Impairments [2]	(98,308)	(19,012)
Legal accruals [3]	(1,241)	(2,560)
Transaction fees [4]	—	(602)
Severance expense [5]	(3,005)	(7,219)
Change in fair value of deferred earnout [6]	—	859
Adjusted Operating Expenses	6,295,230	6,264,090
Adjusted Operating Income	$396,845	$347,867
Adjusted Operating Ratio	94.1%	94.7%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$4,865,034	$5,034,941
Total operating expenses	(4,717,802)	(4,866,596)
Operating income	$147,232	$168,345
Operating ratio	97.0%	96.7%

Non-GAAP Presentation
Total revenue	$4,865,034	$5,034,941
Fuel surcharge	(581,081)	(625,739)
Intersegment transactions	(555)	(590)
Revenue, excluding fuel surcharge and intersegment transactions	4,283,398	4,408,612

Total operating expenses	4,717,802	4,866,596
Adjusted for:
Fuel surcharge	(581,081)	(625,739)
Intersegment transactions	(555)	(590)
Amortization of intangibles [1]	(7,099)	(7,099)
Impairments [2]	(67,054)	(17,132)
Legal accruals [3]	(82)	(702)
Severance expense [4]	(1,388)	(1,466)
Adjusted Operating Expenses	4,060,543	4,213,868
Adjusted Operating Income	$222,855	$194,744
Adjusted Operating Ratio	94.8%	95.6%
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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	2025	2024
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,478,508	$1,235,547
Total operating expenses	(1,439,514)	(1,148,157)
Operating income	$38,994	$87,390
Operating ratio	97.4%	92.9%

Non-GAAP Presentation
Total revenue	$1,478,508	$1,235,547
Fuel surcharge	(196,533)	(172,382)
Revenue, excluding fuel surcharge	1,281,975	1,063,165

Total operating expenses	1,439,514	1,148,157
Adjusted for:
Fuel surcharge	(196,533)	(172,382)
Amortization of intangibles [1]	(19,826)	(17,447)
Impairments [2]	(28,800)	(674)
Adjusted Operating Expenses	1,194,355	957,654
Adjusted Operating Income	$87,620	$105,511
Adjusted Operating Ratio	93.2%	90.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
Logistics Segment

	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$570,294	$570,001
Total operating expenses	(547,235)	(546,689)
Operating income	$23,059	$23,312
Operating ratio	96.0%	95.9%

Non-GAAP Presentation
Revenue	$570,294	$570,001

Total operating expenses	547,235	546,689
Adjusted for:
Amortization of intangibles [1]	(4,656)	(4,656)
Adjusted Operating Expenses	542,579	542,033
Adjusted Operating Income	$27,715	$27,968
Adjusted Operating Ratio	95.1%	95.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	2025	2024
GAAP Presentation	(Dollars in thousands)
Revenue	$364,914	$387,232
Total operating expenses	(372,554)	(396,690)
Operating loss	$(7,640)	$(9,458)
Operating ratio	102.1%	102.4%

Non-GAAP Presentation
Revenue	$364,914	$387,232

Total operating expenses	372,554	396,690
Adjusted for:
Impairments [1]	(2,454)	—
Adjusted Operating Expenses	370,100	396,690
Adjusted Operating Loss	$(5,186)	$(9,458)
Adjusted Operating Ratio	101.4%	102.4%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
Non-GAAP Reconciliation: Free cash flow

2025

GAAP: Cash flows from operations	$1,266,647
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	291,973
Purchases of property and equipment	(795,392)
Non-GAAP: Free Cash Flow	$763,228

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2025:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$220,420
Availability under 2025 Revolver, due July 8, 2030 [1]	855,711
Availability under 2025 RPA, due October 2, 2028 [2]	21,100
Total unrestricted liquidity	$1,097,231
Cash and cash equivalents – restricted [3]	88,320
Total liquidity, including restricted cash	$1,185,551

1As of December 31, 2025, we had $626.0 million in borrowings under our $1.5 billion 2025 Revolver. We additionally had $18.3 million in outstanding letters of credit (discussed below) issued under the 2025 Revolver, leaving $855.7 million available under the 2025 Revolver.
2Based on eligible receivables at December 31, 2025, our facility capacity under the 2025 RPA was $499.3 million, while outstanding capital was $478.2 million, leaving $21.1 million available under the 2025 RPA.
3Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $82.4 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheets held by Mohave and Red Rock for claims payments. The remaining $5.9 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — Subject to our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet (when justified by customer demand), expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition, investment, and strategic partnership opportunities. We expect net cash capital expenditures will be in the range of $625.0 to $675.0 million in 2026. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions.
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
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and finance leases, available funds under our 2025 RPA, and availability under the 2025 Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Refer to Note 16 in Part II, Item 8 of this Annual Report for additional discussion of our short-term and long-term contractual payment obligations related to purchase commitments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of December 31, 2025, we had debt and finance lease obligations of $2.4 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Prior to the maturity of our 2025 Term Loans, 2025 Revolver, Prudential Notes, revenue equipment installment notes, and other debt, we expect to be contractually obligated to make interest payments of approximately $189.5 million, $154.8 million, $0.3 million, $4.4 million and $1.0 million, respectively. Refer to Notes 12 and 13 in Part II, Item 8 of this Annual Report for additional discussion of the principal payment obligations related to the 2025 Debt Agreement.
Refer to Note 14 in Part II, Item 8 of this Annual Report for additional discussion on our contractual principal and interest payment obligations for finance leases.
Letters of Credit — Our lenders may issue standby letters of credit on our behalf, certain of which reduce availability under our revolving line of credit. As of December 31, 2025, we also had outstanding letters of credit of $191.1 million pursuant to a bilateral agreement which does not impact the availability of the 2025 Revolver. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, the price of our common stock, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. The 2022 Knight-Swift Repurchase Plan had $200.0 million available as of December 31, 2025. See further details regarding our share repurchases under Note 18 in Part II, Item 8 of this Annual Report.
Working Capital
We had a working capital deficit of $143.7 million as of December 31, 2025 and a working capital deficit of $258.0 million as of December 31, 2024. The working capital deficit as of December 31, 2025 was primarily due to the reduction in our trade receivables due to their sale as part of the 2025 RPA.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of December 31, 2025, we had $2.4 billion in material debt obligations at the following carrying values:
•$698.1 million: 2025 Term Loan A-1, due July 2030, net of $1.9 million in deferred loan costs
•$299.4 million: 2025 Term Loan A-2, due January 2027, net of $0.6 million in deferred loan costs
•$606.2 million: Finance lease obligations
•$626.0 million: 2025 Revolver, due July 2030
•$106.6 million: Revenue equipment installment notes
•$13.9 million: Other
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

Cash Flow Analysis

	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$1,266,647	$799,063	$467,584
Net cash used in investing activities	(520,394)	(759,122)	238,728
Net cash used in financing activities	(807,743)	(139,397)	(668,346)
Net Cash Provided by Operating Activities
2025 Compared to 2024 — The $467.6 million increase in net cash provided by operating activities was primarily due to $478.2 million in sales proceeds funded under the 2025 RPA and a $13.1 million decrease in cash paid for interest partially offset by a $40.4 million increase in cash paid for taxes and various changes in working capital. Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
2025 Compared to 2024 — The $238.7 million decrease in net cash used in investing activities was primarily due to a $185.5 million decrease in net cash invested in acquisitions and a $61.8 million decrease in net cash capital expenditures.
Net Cash Used in Financing Activities
2025 Compared to 2024 — Net cash used in financing activities increased by $668.3 million, primarily due to a $497.3 million increase in net repayments on our finance leases and long-term debt, a $391.4 million increase in net repayments on our our accounts receivable securitization programs primarily as a result of the $478.2 million repayment of the 2025 RSA from entering into the 2025 RPA, and a $13.3 million increase in our dividends paid. These were partially offset by a $229.0 million increase in net borrowings on our 2021 Revolver and 2025 Revolver.

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
Claims Accruals — Insurance and claims expense varies as a percentage of total revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities, as well as our third-party claim liabilities, may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2025 would have potentially increased by $40.6 million.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger and various acquisitions as of June 30, 2025 and 2024. The evaluations were completed using fair value measurement guidance prescribed in ASC 350, Intangibles – Goodwill and Other. The fair value of the goodwill was established using an equal weighting of both the income and market approaches. In evaluating this quantitative analysis, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2025 and 2024. Separate and apart from the Company's annual test of goodwill, the Company's decision to cease the operations of Abilene and combine it into its Swift business was identified as a potential indicator of impairment. Upon further analysis, the Company determined that as result of this decision the fair value of goodwill associated

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

with Abilene would be zero. As a result, the Company recorded a non-cash impairment of $27.4 million related to Abilene's goodwill.
The test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of certain trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of June 30, 2025 and 2024 noting that the fair value exceeded carrying value for the trade name. Separate and apart from the Company's annual test of indefinite-lived intangible assets, the Company determined that the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand, and the decision to cease operations of the Abilene brand were indicators of impairment. Upon further analysis, the Company determined that as result of these decisions the fair value of the MME, DHE, and Abilene tradenames would be zero. As a result the Company recorded non-cash impairments of $33.5 million to the tradenames associated with these brands.
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
Refer to Note 8, in Part II, Item 8 of this Annual Report for discussion about the impact of the amortization of definite-lived intangibles on our results for 2025 and 2024.
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
Refer to Note 21, in Part II, Item 8 of this Annual Report for discussion about the changes in long-lived assets and the impact on our results for 2025 and 2024.
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
Refer to Note 4, in Part II, Item 8 of this Annual Report for discussion about the fair value of net assets acquired in business combinations and the impact on our results for 2025 and 2024.
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
Refer to Notes 4 and 21, in Part II, Item 8 of this Annual Report for discussion about the fair value of contingent consideration agreements and the impact on our results for 2025 and 2024.
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
Stock-based Compensation — We issue several types of stock-based compensation, including awards that vest, based on service conditions, performance conditions, or a combination of service and performance conditions. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results, market performance, and other factors. The estimates are revised periodically, based on the probability and timing of achieving the required performance targets, and adjustments are made as appropriate. There is also some judgment involved with estimating expected forfeiture rates as we have opted to net the benefit of expected forfeitures against our stock-based compensation expense.
Refer to Note 19, in Part II, Item 8 of this Annual Report for discussion about the assumptions related to these awards and the impact on our results for 2025 and 2024.
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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2025 Debt Agreement. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 5.4% as of December 31, 2025) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2025, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $13.4 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to an average of $3.66 per gallon for 2025 from an average of $3.76 per gallon for 2024. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 and expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Swift and U.S. Xpress auto liability claims accrual
As described further in Note 10 to the financial statements, the Company is self-insured for a portion of its risk related to auto liability claims. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.

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
Fair value of mandatorily redeemable contingent consideration liability
As described in Note 21 to the consolidated financial statements, the Company’s mandatorily redeemable contingent consideration liability was $132.3 million as of December 31, 2025. The fair value of the liability is based on Monte Carlo simulations that measure the present value of the expected future payment to be made in accordance with provisions outlined in the purchase agreement. Management estimates the future payment using the earnout formula specified in the purchase agreement and the related financial projections. In determining the inputs to the earnout formula fair value, management estimates the financial projections and volatility of such projections. The payment is discounted to present value using a risk-adjusted discount rate.
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
Phoenix, Arizona
February 19, 2026

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$220,420	$218,261
Cash and cash equivalents – restricted	82,381	147,684
Trade receivables, net of allowance for doubtful accounts of $30,647 and $37,797, respectively	305,324	803,696
Contract balance – revenue in transit	9,642	7,238
Prepaid expenses	113,985	123,089
Assets held for sale	72,985	82,993
Income tax receivable	45,895	37,260
Other current assets	36,894	28,520
Total current assets	887,526	1,448,741
Property and equipment:
Revenue equipment	5,567,718	5,356,602
Land and land improvements	456,186	460,629
Buildings and building improvements	1,017,448	976,354
Furniture and fixtures	201,497	172,470
Shop and service equipment	95,050	99,266
Leasehold improvements	42,157	39,193
Gross property and equipment	7,380,056	7,104,514
Less: accumulated depreciation and amortization	(2,662,331)	(2,401,129)
Property and equipment, net	4,717,725	4,703,385
Operating lease right-of-use-assets	314,571	372,841
Goodwill	3,934,741	3,962,142
Intangible assets, net	1,935,699	2,057,044
Other long-term assets	165,174	154,379
Total assets	$11,955,436	$12,698,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,835	$329,697
Accrued payroll and purchased transportation	194,910	194,875
Accrued liabilities	66,638	64,100
Claims accruals – current portion	246,882	249,953
Finance lease liabilities and long-term debt – current portion	194,406	288,428
Operating lease liabilities – current portion	127,538	120,715
Accounts receivable securitization – current portion	—	458,983
Total current liabilities	1,031,209	1,706,751
Revolving line of credit	626,000	232,000
Long-term debt – less current portion	1,027,793	1,445,313
Finance lease liabilities – less current portion	502,042	457,303
Operating lease liabilities – less current portion	207,788	274,549
Claims accruals – less current portion	359,546	335,880
Deferred tax liabilities	904,075	919,814
Other long-term liabilities	205,117	210,117
Total liabilities	4,863,570	5,581,727
Commitments and contingencies (Notes 4, 5, 15, 16, and 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,339 and 161,896 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	1,623	1,619
Additional paid-in capital	4,480,725	4,446,726
Accumulated other comprehensive loss	(716)	(442)
Retained earnings	2,600,822	2,661,064
Total Knight-Swift stockholders' equity	7,082,454	7,108,967
Noncontrolling interest	9,412	7,838
Total stockholders’ equity	7,091,866	7,116,805
Total liabilities and stockholders’ equity	$11,955,436	$12,698,532
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2025	2024	2023
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$6,692,075	$6,611,957	$6,308,169
Truckload and LTL fuel surcharge	777,614	798,121	833,597
Total revenue	7,469,689	7,410,078	7,141,766
Operating expenses:
Salaries, wages, and benefits	2,955,901	2,821,987	2,479,759
Fuel	838,806	871,146	878,407
Operations and maintenance	548,373	546,883	473,491
Insurance and claims	385,108	415,652	609,536
Operating taxes and licenses	135,064	127,505	117,024
Communications	29,326	31,152	29,661
Depreciation and amortization of property and equipment	711,069	717,522	664,962
Amortization of intangibles	76,984	75,280	70,138
Rental expense	166,833	171,665	130,269
Purchased transportation	1,128,845	1,170,806	1,190,836
Impairments	98,308	19,012	2,236
Miscellaneous operating expenses	179,010	198,080	157,294
Total operating expenses	7,253,627	7,166,690	6,803,613
Operating income	216,062	243,388	338,153
Other (expenses) income:
Interest income	10,910	16,556	21,577
Interest expense	(161,795)	(171,158)	(127,100)
Other income, net	30,145	60,260	37,659
Total other expenses, net	(120,740)	(94,342)	(67,864)
Income before income taxes	95,322	149,046	270,289
Income tax expense	29,768	32,960	54,768
Net income	65,554	116,086	215,521
Net loss attributable to noncontrolling interest	392	1,540	1,628
Net income attributable to Knight-Swift	$65,946	$117,626	$217,149
Other comprehensive (loss) income	(274)	388	1,606
Comprehensive income	$65,672	$118,014	$218,755

Earnings per share:
Basic	$0.41	$0.73	$1.35
Diluted	$0.41	$0.73	$1.34

Dividends declared per share:	$0.72	$0.64	$0.56

Weighted average shares outstanding:
Basic	162,188	161,738	161,188
Diluted	162,611	162,173	161,826
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	582	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	79	1	4,067			4,068		4,068
Shares withheld – RSU settlement				(19,932)		(19,932)		(19,932)
Employee stock-based compensation expense			27,922			27,922		27,922
Cash dividends paid and dividends accrued ($0.56 per share)				(91,029)		(91,029)		(91,029)
Net income				217,149		217,149	(1,628)	215,521
Other comprehensive income					1,606	1,606		1,606
Investment in noncontrolling interest							8,281	8,281
Distribution to noncontrolling interest							(239)	(239)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	407	4	—			4		4
Common stock issued to the Board	24	—	1,206			1,206		1,206
Common stock issued under ESPP	80	2	4,116			4,118		4,118
Shares withheld – RSU settlement				(12,030)		(12,030)		(12,030)
Employee stock-based compensation expense			23,557			23,557		23,557
Cash dividends paid and dividends accrued ($0.64 per share)				(104,287)		(104,287)		(104,287)
Net income				117,626		117,626	(1,540)	116,086
Other comprehensive income					388	388		388
Investment in noncontrolling interest							2,900	2,900
Distribution to noncontrolling interest			(9,005)			(9,005)	(10,213)	(19,218)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	317	3	—			3		3
Common stock issued to the Board	28		1,268			1,268		1,268
Common stock issued under ESPP	98	1	4,169			4,170		4,170
Shares withheld – RSU settlement				(8,462)		(8,462)		(8,462)
Employee stock-based compensation expense			28,562			28,562		28,562
Cash dividends paid and dividends accrued ($0.72 per share)				(117,726)		(117,726)		(117,726)
Net income				65,946		65,946	(392)	65,554
Other comprehensive loss					(274)	(274)		(274)
Investment in noncontrolling interest							2,366	2,366
Distribution to noncontrolling interest						—	(400)	(400)
Balances – December 31, 2025	162,339	$1,623	$4,480,725	$2,600,822	$(716)	$7,082,454	$9,412	$7,091,866

See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$65,554	$116,086	$215,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	788,053	792,802	735,100
Gain on sale of property and equipment	(71,440)	(34,447)	(64,651)
Impairments	98,308	19,012	2,236
Deferred income taxes	(15,739)	(22,263)	10,784
Non-cash lease expense	163,585	171,849	121,831
(Gain) loss on equity securities	(910)	11,554	(2,096)
Other adjustments to reconcile net income to net cash provided by operating activities	35,456	(21,842)	62,005
Increase (decrease) in cash resulting from changes in:
Trade receivables	486,286	78,005	155,100
Income tax receivable	(8,635)	28,555	(6,841)
Accounts payable	(130,288)	14,818	12,628
Accrued liabilities and claims accrual	1,003	(221,569)	53,304
Operating lease liabilities	(161,610)	(175,898)	(120,550)
Other assets and liabilities	17,024	42,401	(12,695)
Net cash provided by operating activities	1,266,647	799,063	1,161,676
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	—	530	3,620
Purchases of held-to-maturity investments	—	—	(30)
Proceeds from sale of property and equipment, including assets held for sale	291,973	253,923	292,627
Purchases of property and equipment	(795,392)	(819,150)	(1,071,611)
Expenditures on assets held for sale	(1,066)	(438)	(833)
Net cash, restricted cash, and equivalents invested in acquisitions	—	(185,491)	(458,288)
Acquisition of leased assets	(10,425)	—	—
Other cash flows (used in) provided by investing activities	(5,484)	(8,496)	6,490
Net cash used in investing activities	(520,394)	(759,122)	(1,228,025)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(1,622,345)	(275,079)	(120,219)
Proceeds from long-term debt	1,000,000	150,000	250,000
Borrowings on revolving lines of credit	925,000	552,000	466,000
Repayments on revolving lines of credit	(531,000)	(387,000)	(442,000)
Borrowings under accounts receivable securitization	79,000	28,800	197,000
Repayments of accounts receivable securitization	(538,200)	(96,600)	(89,000)
Proceeds from common stock issued	5,441	5,328	5,208
Dividends paid	(117,435)	(104,153)	(91,149)
Other cash flows used in financing activities	(8,204)	(12,693)	(25,150)
Net cash (used in) provided by financing activities	(807,743)	(139,397)	150,690
Net (decrease) increase in cash, restricted cash, and equivalents	(61,490)	(99,456)	84,341
Cash, restricted cash, and equivalents at beginning of period	370,230	469,686	385,345
Cash, restricted cash, and equivalents at end of period	$308,740	$370,230	$469,686

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2025	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$161,342	$174,485	$118,150
Income taxes	50,312	9,929	40,378
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$5,214	$4,091	$45,574
Transfers from property and equipment to assets held for sale	135,572	116,653	175,297
Noncontrolling interest associated with acquisitions	—	—	5,178
Contingent consideration associated with acquisitions and investments	—	—	174,107
U.S. Xpress assumed equity awards	—	—	1,462
Conversion of note receivable to equity investment	—	—	12,107
Right-of-use assets obtained in exchange for operating lease liabilities	101,672	44,654	73,162
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	12,400	—
Property and equipment obtained in exchange for finance lease liabilities	144,410	200,498	181,693
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	11,860	22,790	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	2025	2024	2023
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$220,420	$218,261	$168,545
Cash and cash equivalents – restricted [1]	82,381	147,684	297,275
Other long-term assets [1]	5,939	4,285	3,866
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$308,740	$370,230	$469,686

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2025, the Truckload segment operated an average of 21,428 tractors (comprised of 19,395 company tractors and 2,033 independent contractor tractors). The Company operated 84,851 trailers during the year, including trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average 4,164 tractors and 11,057 trailers. Additionally, the Intermodal segment operated an average of 595 tractors and 12,539 intermodal containers. The Company's four reportable segments are Truckload, LTL, Logistics, and Intermodal.
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
With respect to transactional/durational data, references to "years", including "2025", "2024", and "2023" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
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
Recently Adopted Accounting Pronouncements
ASU 2023-09: Income Taxes (Topic 740) — Improvements to Income Tax Disclosure
Summary of the Standard — The amendments in the ASU update disclosure requirements related to income taxes including disclosures related to the rate reconciliation, income taxes paid, and other items.
Current Period Impact of Adoption — In accordance with ASU 2023-09 the Company has expanded its income tax disclosures, on a prospective basis, to provide more description into the components of the Company's effective tax rate, income taxes paid, and other items.
Refer to Note 2 and Note 11 for updated disclosures about the Company's treatment of income taxes.

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
Restricted Cash and Equivalents — The Company's wholly-owned captive insurance companies maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and cash equivalents within these accounts are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies, and therefore, are classified as "Cash and cash equivalents – restricted" and included within "Other long-term assets" in the consolidated balance sheets.
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
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company performs a quantitative analysis on an annual basis, in accordance with ASC 350, Goodwill and Other Intangible Assets. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 8 for the results of the Company's annual evaluation as of June 30, 2025.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
January 2025	ASU 2025-01: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this ASU clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
May 2025	ASU 2025-03: Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	The amendments in this ASU require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
July 2025	ASU 2025-05: Financial Instruments - Credit Losses (Topic 326)	The amendments in this ASU create a practical expedient for use when estimating expected credit losses for current accounts receivable and current contract assets that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.	January 2026, Prospective	Currently under evaluation, but not expected to be material
September 2025	ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted improvements to the Accounting for Internal-Use Software	The amendments in this ASU remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore an entity is required to start capitalizing software costs when management has authorized and committed funding to the software project and it is probable that the project will be completed and the software will be used to perform the function intended.	January 2028, Prospective or retrospective adoption	Currently under evaluation, but not expected to be material
November 2024	ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this ASU require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:
1) disclose the amounts of purchases of inventory, employee compensation, etc., recognized as part of oil- and gas-producing activities included in each relevant expense caption;
2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements;
3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
		4) disclose the total amount of selling expenses and, in annual reporting periods, and entity's definition of "selling expenses."	January 2026, Prospective adoption	Currently under evaluation, but not expected to be material
November 2024	ASU 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20)	The amendments in this ASU aim to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. The amendments clarify when and how companies should recognize expenses related to incentives offered to investors to convert their convertible debt or preferred stock into common stock earlier than they otherwise would.	January 2025[1]	No material impact

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2024	ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements	The amendments in this ASU contain amendments to the Codification that remove references to various Concepts Statements. In most cases, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.	January 2025, Prospective or retrospective[1]	No material impact
March 2024	ASU 2024-01: Compensation - Stock Compensation (Topic 718)	The amendments in this ASU improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718.	January 2025, Prospective or retrospective[1]	No material impact

1Adopted during the first quarter of 2025.
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
Purchase Price Allocation
The purchase price allocation was allocated based on fair values of the assets and liabilities acquired as of the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the July 30, 2024 acquisition date.

	July 30, 2024 Opening Balance Sheet as Reported at December 31, 2024	Adjustments	July 30, 2024 Opening Balance Sheet as Reported at December 31, 2025

Fair value of the consideration transferred	$184,986	$—	$184,986

Other current assets	445	—	445
Property and equipment	29,796	—	29,796
Operating lease right-of-use assets	15,448	—	15,448
Identifiable intangible assets [1]	72,400	1,000	73,400
Other noncurrent assets	98	—	98
Total assets	118,187	1,000	119,187

Claims accruals – current and noncurrent portions	(4,000)	—	(4,000)
Operating lease liabilities – current and noncurrent portions	(12,400)	—	(12,400)
Total liabilities	(16,400)	—	(16,400)

Goodwill	$83,199	$(1,000)	$82,199

1    Includes $57.9 million in customer relationships and $15.5 million in trade names.
Refer to Note 8 for information regarding the impairment of the DHE tradename.
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
During 2024, the Company recognized mark-to-market adjustments related to the Class A and Class B purchase price obligations resulting in the mandatorily redeemable Class A obligation decreasing $1.8 million and the Class B contingent consideration obligation decreasing $34.8 million. The total mark-to-market adjustment totaled $36.6 million and is recorded in "Other income (expense), net" in the Company's consolidated statement of comprehensive income. During 2025, the Company did not recognize mark-to-market adjustments related to the Class A and Class B purchase price obligations.
As of December 31, 2025 and December 31, 2024, the mandatorily redeemable Class A contingent obligation totaling $132.3 million and the Class B contingent consideration obligation totaling $5.2 million are both included in "Other long-term liabilities" in the Company's consolidated balance sheet.
Refer to Note 21 for information regarding the Company's assessment of the fair value of the Class A and Class B purchase price obligations.
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

2023

Total revenue	$8,097,050
Net income attributable to Knight-Swift	144,340
Earnings per share – diluted	0.89

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
The Company did not complete any other material acquisitions during 2025 and 2024.
Refer to Note 8 for more information about the Company's goodwill and intangible assets and Note 21 for information about the Company's determination of fair values and impairments.

Note 5 — Equity Investments
Transportation Resource Partners
Since 2003, the Company has entered into partnership agreements with entities that make privately-negotiated equity investments, including TRP Capital Partners, LP ("TRP IV"), TRP Capital Partners V, LP ("TRP V"), TRP CoInvest Partners, (QLS) I, LP ("TRP IV Coinvestment QLS"), TRP Coinvest Partners, FFR I, LP ("TRP IV Coinvestment FFR"), TRP Coinvest Partners V (PW) I, LP ("TRP V Coinvest"), and TRP Capital Partners VI, LP ("TRP VI"). In these agreements, the Company committed to invest in return for an ownership percentage.
The following table presents ownership and commitment information for the Company's investments in TRP partnerships:

	December 31, 2025
	Knight-Swift's Ownership Interest [1]	Total Commitment (All Partners)	Knight-Swift's Contracted Commitment	Knight-Swift's Remaining Commitment
	(Dollars in thousands)
TRP V - equity method investment 2 3	14.9%	$180,700	$30,000	$3,556
TRP V Coinvest - equity method investment [2]	13.3%	$30,000	$4,000	$—
TRP VI - equity method investment 2 4	15.1%	$265,310	$40,000	$26,618

1The Company's share of the results is included within "Other income, net" in the consolidated statements of comprehensive income.
2The TRP V, TRP V Coinvest, and TRP VI are unconsolidated majority interests. Management considered the criteria set forth in ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP V, TRP V Coninvest, and TRP VI legal entities.
3Management anticipates that the following amounts will be due: $0.5 million in 2026, $1.0 million from 2027 through 2028, $1.0 million from 2029 through 2030, and $1.1 million thereafter.
4Management anticipates that the following amounts will be due: $7.3 million in 2026, $14.1 million from 2027 through 2028, $2.2 million from 2029 through 2030, and $3.0 million thereafter.

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
Net Investment Balances
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2025	2024
	(in thousands)
TRP IV Coinvestment QLS – equity method investment	58	194
TRP IV Coinvestment FFR – equity method investment	160	162
TRP V – equity method investment	35,938	25,671
TRP V Coinvest – equity method investment	3,807	5,009
TRP VI - equity method investment	12,552	9,865
Other equity method investments – equity method investment [1]	59,527	63,739
Total carrying value	$112,042	$104,640

1In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the net investment balance includes accretion of amortization of certain definite-lived intangibles.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 6 — Trade Receivables, net
Trade receivables, net balances were comprised of the following:

	December 31,
	2025	2024
	(In thousands)
Trade customers	$282,262	$800,873
Equipment manufacturers	9,410	8,479
Insurance premiums	2,251	2,179
Other	42,048	29,962
Trade receivables	335,971	841,493
Less: Allowance for doubtful accounts	(30,647)	(37,797)
Trade receivables, net	$305,324	$803,696

The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2025	2024	2023
	(In thousands)
Beginning balance	$37,797	$39,458	$22,980
Provision	4,531	2,913	19,116
Recoveries	(5,595)	(743)	—
Write-offs directly against the reserve	(4,684)	(1,806)	(2,431)
Write-offs for revenue adjustments	(1,402)	(2,025)	(1,520)
Other [1]	—	—	1,313
Ending balance	$30,647	$37,797	$39,458

1    Represents allowance for doubtful trade accounts receivable assumed in 2023 from the Company's acquisitions. See Note 4 for further details regarding these acquisitions.
See Note 12 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 7 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $54.9 million and $73.3 million as of December 31, 2025 and 2024, respectively. Land and facilities held for sale totaled $18.1 million and $9.7 million as of December 31, 2025 and 2024, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale in 2025 were:
•$65.2 million related to operating assets and reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income, and
•$6.2 million related to non-operating assets and reported in "Other income, net" in the consolidated statements of comprehensive income.
Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $34.4 million during 2024, and $64.7 million during 2023, respectively.
During 2025, the Company incurred impairment losses of $0.4 million primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2024, the Company incurred impairment losses of $12.4 million primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2023, the Company incurred impairment losses of $$0.5 million primarily related to certain tractors and trailers as a result of a softer used equipment market.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 8 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2025	2024	2023
	(In thousands)
Goodwill balance at beginning of period	$3,962,142	$3,848,798	$3,519,339
Goodwill Impairment [1]	(27,401)	—	—
Acquisition and measurement period adjustments [2]	—	113,344	329,459
Goodwill balance at end of period	$3,934,741	$3,962,142	$3,848,798

1During fourth quarter of 2025, the Company decided to cease the operations of its Abilene truckload brand and combine certain operating assets into the Swift truckload business. As a result of the decision, the Company recognized a non-cash impairment charge of $27.4 million related to goodwill.
2The goodwill associated with the U.S. Xpress Acquisition was allocated to the Truckload and Logistics segments. The goodwill associated with the MME and DHE acquisitions was allocated to the LTL segment. See Note 4 regarding the amount attributed to adjustments to the opening balance sheets.
The following presents the components of goodwill by reportable segment as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	Carrying Amount	Carrying Amount
	(In thousands)
Truckload [1]	$2,927,481	$2,954,882
LTL	630,521	630,521
Logistics	111,018	111,018
Intermodal	175,594	175,594
All Other	90,127	90,127
Goodwill	$3,934,741	$3,962,142

1The reduction in goodwill within the Truckload segment is due to the impairment discussed above.
Apart from the Abilene goodwill impairment noted above, there were no impairments identified during annual goodwill impairment testing in 2025, 2024, or 2023.
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2025	2024
	(In thousands)
Definite-lived intangible assets: [1]
Gross carrying amount [2]	$1,466,699	$1,484,534
Accumulated amortization [2]	(481,410)	(411,400)
Definite-lived intangible assets, net	985,289	1,073,134
Indefinite-lived trade names:
Gross carrying amount [3]	950,410	983,910
Intangible assets, net	$1,935,699	$2,057,044

1The Company's definite-lived intangible assets include customer relationships which have a gross carrying amount of $1.4 billion and $1.5 billion as of December 31, 2025 and 2024, respectively. Other categories of the Company's definite-lived intangible assets include non-compete agreements, internally-developed software, trade names, and others. Identifiable intangible assets subject to amortization have been recorded at fair value. Definite-lived intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 19.3 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2The Company's decision to cease the operations of its Abilene truckload brand also resulted in the recognition of non-cash impairment charges of $10.9 million related to customer relationships and the associated accumulated amortization.
3During the third quarter of 2025, the Company decided to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand. As a result of the AAA Copper rebrand and the decision to cease the operations of the Abilene truckload brand, the Company recognized non-cash impairment charges $33.5 million related to trade names.
The following table presents amortization of intangible assets related to the 2017 Merger and various acquisitions:

	2025	2024	2023
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$41,375
Amortization related to other intangible assets	35,609	33,905	28,763
Amortization of intangibles	$76,984	$75,280	$70,138

As of December 31, 2025, management anticipates that the composition and amount of amortization associated with intangible assets will be $74.7 million for 2026, $73.5 million for 2027, $72.3 million for 2028, $72.3 million for 2029, and $72.3 million for 2030. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Note 9 — Accrued Payroll and Purchased Transportation
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2025	2024
	(In thousands)
Accrued payroll [1]	$157,226	$165,281
Accrued purchased transportation	37,684	29,594
Accrued payroll and purchased transportation	$194,910	$194,875

1    Accrued payroll includes accruals related to the Knight-Swift 401(k) Retirement Plan (the "401(k) Plan") which is offered by the Company to its employees. Eligible employees must be at least 18 years of age, have completed ninety days of service, and belong to an Eligible Class of Employees (as defined in the 401(k) Plan) with the Company in order to participate in the 401(k) Plan. The Employer may (as defined in the 401(k) Plan) make discretionary matching contributions to the 401(k) Plan. Employees earn vested interests in their employer contribution accounts over a period of five years based upon their years of service.
The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $22.9 million, $31.5 million, and $31.3 million in 2025, 2024, and 2023, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2025 and 2024, the balance above in accrued payroll included $25.9 million and $39.2 million, respectively, in matching contributions for the 401(k) plans.

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
Claims accruals were comprised of the following:

	December 31,
	2025	2024
	(In thousands)
Auto reserves	$472,224	$458,748
Workers’ compensation reserves	89,825	87,712
Third-party carrier claims reserves	119	345
Independent contractor claims reserves	3,931	6,199
Cargo damage reserves	6,832	7,957
Employee medical and other reserves	33,497	24,872
Claims accruals	606,428	585,833
Less: current portion of claims accruals	(246,882)	(249,953)
Claims accruals, less current portion	$359,546	$335,880

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Third-party Carrier Insurance
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims. The maximum potential additional premium under each transfer agreement is $14.0 million. As of December 31, 2025, the Company has recorded a loss contingency of $14.0 million related to estimated additional premiums as certain claims in the first transfer transaction have reached amounts above the agreed loss development thresholds noted above. This is recorded in "Insurance and claims" in the Company's condensed consolidated statements of comprehensive income.
See Note 2 for accounting policy regarding the Company's claims accruals.

Note 11 — Income Taxes
Income Tax Disclosures as adopted by ASU 2023-09
The following table presents the Company's income tax expense:

2025
(In thousands)
Income before income taxes:
United States	$66,524
Foreign	28,798
All jurisdictions	$95,322

Current expense:
Federal	29,908
State	7,968
Foreign	7,536
All jurisdictions	45,412

Deferred (benefit) expense:
Federal	(16,121)
State	1,571
Foreign	(1,094)
All jurisdictions	(15,644)

Total income tax expense	$29,768

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Income Taxes Paid — The components of income taxes paid, net of refunds received, are presented below:

Year ended December 31,
2025
(In thousands)
Federal	$36,299
State	5,079
Foreign	8,934
Total	$50,312

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year ended December 31,
2025
(In thousands)
State
Florida	$617
Missouri	$(509)
Oregon	$401
Pennsylvania	$555
Texas	$2,158
Virginia	$460

Foreign
Mexico	$8,934

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2025. Actual tax expense differs from expected tax expense as follows:

	2025
	Amount	Percent
	(In thousands)
Computed "expected" tax expense	$20,018	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit [1]	7,777	8.1%
Foreign tax effects
Mexico
Effect of Mexico rates different than statutory	2,339	2.4%
Other	(1,175)	(1.2)%
Effect of cross-border tax laws
Global intangible low-taxed income	1,812	1.9%
Tax credits
Foreign tax credits	(2,038)	(2.1)%
Employment tax credits	(2,462)	(2.6)%
Other credits	(860)	(0.9)%
Nontaxable or nondeductible items
Nondeductible per-diem paid to drivers	3,048	3.2%
Dividend received deduction	(1,262)	(1.3)%
Excess compensation	2,198	2.3%
Other	1,714	1.8%
Other Adjustments
Effect of refunds from amended federal returns	(1,341)	(1.4)%
Effective Tax Rate	$29,768	31.2%

1For the period ending December 31, 2025, state taxes in Arizona, California, Florida, Georgia, Illinois, Indiana, Pennsylvania, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

December 31,
2025
(In thousands)
Deferred tax assets:
Accrued liabilities	$18,960
Allowance for doubtful accounts	14,229
Bonus accrual	1,875
Claims accrual	137,925
Capital loss carryforward	362
Deferred revenue	3,763
Interest expense limitation carryforwards	2,340
Lease reserve	4,977
Net operating loss and credit carryforwards	43,236
Stock amortization	9,482
Operating Lease liabilities	77,961
Research and development	760
Vacation accrual	5,506
Other	1,046
Total deferred tax assets	322,422
Valuation allowance	(11,869)
Total deferred tax assets, net	310,553
Deferred tax liabilities:
Intangible assets	(418,235)
Investments	(4,760)
Property and equipment, principally due to differences in depreciation	(697,142)
Prepaid taxes, licenses, and permits deducted for tax purposes	(18,329)
Operating lease right-of-use assets	(72,947)
Foreign accruals	(1,538)
Unrecognized tax benefit	(1,677)
Total deferred tax liabilities	(1,214,628)
Deferred income taxes	$(904,075)

As of December 31, 2025, the Company had a federal net operating loss carryforward with a tax effect of $2.5 million. This net operating loss can be carried forward indefinitely until utilized. The Company had federal credit carryforwards with a tax effect of $17.8 million as of December 31, 2025. These credits will expire between 2031 and 2042 if unutilized. 2031-12-31 2042-12-31
As of December 31, 2025, the Company had state net operating loss carryforwards with a tax effect of $21.6 million, before consideration of valuation allowance. Some state net operating losses will expire at various times between 2026 and 2054 if unutilized, while others will be carried forward indefinitely. The Company had state credit carryforwards with a tax effect of $1.3 million as of December 31, 2025. These credits will expire at various times between 2026 and 2035 if unutilized. 2026-12-31 2054-12-31 2026-12-31 2035-12-31
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has a valuation allowance of $11.9 million at December 31, 2025 to offset the tax benefit of certain state net operating loss carryforwards. In 2025, the $0.8 million increase was to offset the tax benefit of certain separate company state operating loss carryforwards.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2025
(In thousands)
Valuation allowance at beginning of year	$11,063
Additions charged to provision for income taxes	805
Charges to other accounts	—
Reductions, deferred tax assets realized or written-off	—
Valuation allowance at end of year	$11,869

Cumulative Undistributed Foreign Earnings — As of December 31, 2025, foreign withholding taxes have not been provided on approximately $189.6 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise.
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2025 would favorably impact the Company's effective tax rate if subsequently recognized. Management does not expect a decrease in unrecognized tax benefits during the next twelve months.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2025 is below:

2025
(In thousands)
Unrecognized tax benefits at beginning of year	$1,677
Increases for tax positions taken in the current year	—
Decreases for tax positions taken prior to beginning of year	—
Lapse of statute of limitations	—
Unrecognized tax benefits at end of year	$1,677

Interest and Penalties — There were no accrued interest and penalties as of December 31, 2025.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by state jurisdictions for tax years ranging from 2022 to 2024. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2020 remain subject to examination.
Income Tax Disclosures prior to the adoption of ASU 2023-09

	2024	2023

Current expense:
Federal	$34,201	$15,726
State	6,275	16,423
Foreign	11,799	12,135
	52,275	44,284
Deferred expense (benefit):
Federal	(13,448)	17,353
State	(6,612)	(2,397)
Foreign	745	(4,472)
	(19,315)	10,484
Income tax expense	$32,960	$54,768

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2024 and 2023. Actual tax expense differs from expected tax expense as follows:

	2024	2023

Computed "expected" tax expense	$31,300	$56,761
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	(1,654)	10,578
Addition/(release) of valuation allowance	628	(14,604)
Nondeductible per-diem paid to drivers	2,954	2,406
Effect of rates different than statutory	3,156	1,721
Mark-to-market adjustment	(7,690)	—
Other, net	4,266	(2,094)
Income tax expense	$32,960	$54,768

Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

December 31,
2024

Deferred tax assets:
Accrued liabilities	$16,340
Allowance for doubtful accounts	16,354
Bonus accrual	2,136
Claims accrual	136,779
Capital loss carryforward	2,839
Deferred revenue	4,596
Interest expense limitation carryforwards	34,197
Lease reserve	5,807
Net operating loss and credit carryforwards	46,246
Stock amortization	8,884
Operating Lease liabilities	92,678
Research and development	13,645
Vacation accrual	5,788
Other	896
Total deferred tax assets	387,185
Valuation allowance	(11,063)
Total deferred tax assets, net	376,122
Deferred tax liabilities:
Intangible assets	(426,185)
Investments	(4,918)
Property and equipment, principally due to differences in depreciation	(748,950)
Prepaid taxes, licenses, and permits deducted for tax purposes	(18,784)
Operating lease right-of-use assets	(91,172)
Foreign accruals	(4,250)
Unrecognized tax benefit	(1,677)
Total deferred tax liabilities	(1,295,936)
Deferred income taxes	$(919,814)

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has a valuation allowance of $11.1 million and $10.4 million at December 31, 2024 and December 31, 2023, respectively, to offset the tax benefit of capital loss and certain state net operating loss carryforwards.

	2024	2023

Valuation allowance at beginning of year	$10,435	$—
Additions charged to provision for income taxes	3,616	35
Charges to other accounts	—	25,039
Reductions, deferred tax assets realized or written-off	(2,988)	(14,639)
Valuation allowance at end of year	$11,063	$10,435

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2024 and 2023 is below:

	2024	2023

Unrecognized tax benefits at beginning of year	$1,677	$1,735
Increases for tax positions taken in the current year	—	1,677
Decreases for tax positions taken prior to beginning of year	—	(1,080)
Lapse of statute of limitations	—	(655)
Unrecognized tax benefits at end of year	$1,677	$1,677

Interest and Penalties — There were no accrued interest and penalties as of December 31, 2024 and December 31, 2023.
See Note 2 for accounting policy related to the Company's income taxes.

Note 12 — Accounts Receivable Securitization
2025 RPA — On December 31, 2025, the Company entered into the 2025 RPA. The 2025 RPA replaced the Restated Receivables Purchase Agreement dated June 14, 2013, and last amended by the Eight Amendment on October 1, 2025 ("2025 RSA").
As part of the 2025 RPA, the Company's receivable originator subsidiaries sell without recourse, on a continuous revolving basis, all of rights, title, and interest of their eligible pool of accounts receivable generated in the ordinary course of business ("Eligible Receivables") to Swift Receivables Company II, LLC ("SRCII"), a wholly-owned bankruptcy remote entity. As of December 31, 2025, the Company's Eligible Receivables generally have high credit quality, as determined by the obligor's corporate credit rating. Upon the transfer of the Eligible Receivables to SRCII, the Eligible Receivables are legally isolated from the Company. SRCII in turn sells, assigns, and transfers on a revolving basis its rights, title and interest in and to certain of the Eligible Receivables ("Sold Receivables") on an invoice-by-invoice basis, including all related security and collections with respect to the Sold Receivables to the various unaffiliated third-party financial institutions (the "Purchasers") in exchange for cash. The maximum facility capacity of the 2025 RPA is $575.0 million. Upon entry in the 2025 RPA, the Company sold approximately $478.2 million in Sold Receivables to the Purchasers. The Company continues to service the Sold Receivables from the customers, including collection services, but retains no interest in the Sold Receivables, and remits payment to the Purchasers. As cash is collected on Sold Receivables, the Company’s available capacity under 2025 RPA increases, and the Company typically sells additional receivables to the Purchasers.
The sale of the Sold Receivables to the Purchasers qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. Cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows. The remaining Eligible Receivables not sold and held by SRCII ("Unsold Receivables") were $60.4 million as of December 31, 2025 and are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheet. Subsequent cash collections of the Unsold Receivables are classified as operating activities in our consolidated statement of cash flows.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The 2025 RPA contains guarantees of payment, not collection by SRCII to the Purchasers ("Guaranteed Obligations"), which are collateralized by the Unsold Receivables. As of December 31, 2025, the fair value of the Guaranteed Obligations was $5.6 million and included in "Accrued liabilities" in the consolidated balance sheets.
The Company incurred program and yield fees due to the Purchasers related to the Sold Receivables, which are recorded in "Miscellaneous operating expense" in the consolidated statements of comprehensive income. No fees were incurred in 2025 due to the entry into the 2025 RPA on December 31, 2025. In addition, the 2025 RPA includes various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type.
The following table summarizes the key terms of the 2025 RPA (dollars in thousands):

2025 RPA
(Dollars in thousands)
Effective date	December 31, 2025
Final maturity date	October 2, 2028
Facility capacity	$575,000
Unused commitment fee rate [1]	20 to 40 basis points
Program fees on outstanding capital [2]	one month SOFR + 87.5 basis points or commercial paper + 77.5 basis points

1The commitment fee rates are based on the percentage of the maximum facility capacity utilized.
2As identified within the 2025 RPA, the Purchasers can trigger an amendment by identifying and deciding upon a replacement index for SOFR.

As of December, 31 2025, availability under the 2025 RPA was calculated as follows:

December 31,
2025
(In thousands)
Facility capacity, based on eligible receivables	$499,300
Less: cash received from receivables sold	(478,200)
Availability under 2025 RPA	$21,100

2025 RSA — On October 1, 2025, the Company entered into the 2025 RSA which further amended the 2023 RSA. As noted above, the 2025 RSA was replaced by the 2025 RPA on December 31, 2025. The 2025 RSA, among other things, extended the maturity date to October 2, 2028 and removed the 10 basis point SOFR Adjustment within the 2023 RSA. The 2025 RSA was a secured borrowing that was collateralized by the Company's eligible receivables, for which the Company was the servicing agent. The Company's receivable originator subsidiaries sold, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII who in turn sold a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables were included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets.
The 2025 RSA was subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. Collections on the underlying receivables by the Company were held for the benefit of SRCII and the various purchasers and were unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the key terms of the 2025 RSA (dollars in thousands):

2025 RSA
(Dollars in thousands)
Effective date	October 1, 2025
Final maturity date	October 2, 2028
Borrowing capacity	$575,000
Accordion option [1]	$100,000
Unused commitment fee rate [2]	20 to 40 basis points
Program fees on outstanding balances [3]	one month SOFR + 87.5 basis points or commercial paper + 77.5 basis points

1The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2025 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
As of December, 31 2024, availability under the 2023 RSA, which was subsequently replaced by the 2025 RSA on October 1, 2025, was calculated as follows:

December 31,
2024
(In thousands)
Borrowing base, based on eligible receivables	$500,700
Less: outstanding borrowings [1]	(459,200)
Less: outstanding letters of credit	(27,167)
Availability under accounts receivable securitization facilities	$14,333

1As of December 31, 2024, outstanding borrowings are included in "Accounts receivable securitization – current portion" in the consolidated balance sheets and are offset by $0.2 million of deferred loan costs. Interest accrued on the aggregate principal balance of the 2023 RSA at a rate of 5.5%, as of December 31, 2024.
Program fees and unused commitment fees under the 2025 RSA and 2023 RSA are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization under the 2025 RSA and 2023 RSA incurred program fees of $23.7 million in 2025, $28.9 million in 2024, and $24.8 million in 2023.
Refer to Note 21 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 13 — Debt and Financing
Other than the outstanding finance lease obligations as discussed in Note 14, the Company's long-term debt consisted of the following:

	December 31,
	2025	2024
	(In thousands)
2025 Term Loan A-1, due July 8, 2030, net 1 2	$698,136	$—
2025 Term Loan A-2, due January 8, 2027, net 1 2	299,369	—
2021 Term Loan A-2, due September 3, 2026, net 1 3	—	349,149
2021 Term Loan A-3, due September 3, 2026, net 1 3	—	779,411
2023 Term Loan, due September 3, 2026, net 1 4	—	249,459
Revenue equipment installment notes 1 5	106,619	192,255
Prudential Notes, net [1]	8,121	16,611
Other	5,770	6,722
Total long-term debt, including current portion	1,118,015	1,593,607
Less: current portion of long-term debt	(90,222)	(148,294)
Long-term debt, less current portion	$1,027,793	$1,445,313

	December 31,
	2025	2024
	(In thousands)
Total long-term debt, including current portion	$1,118,015	$1,593,607
2025 Revolver, due July 8, 2030 1 6	626,000	—
2021 Revolver, due September 3, 2026 1 6	—	232,000
Long-term debt, including revolving line of credit	$1,744,015	$1,825,607

1Refer to Note 21 for information regarding the fair value of debt.
2As of December 31, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.6 million in deferred loan costs, respectively.
3The carrying amounts of the 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.9 million and $0.6 million in deferred loan costs as of December 31, 2024, respectively.
4As of December 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.5 million in deferred loan costs.
5The revenue equipment installment loans were assumed at the close of the U. S. Xpress Acquisition and have a weighted average interest rate of 5.19% and 4.68% as of December 31, 2025 and December 31, 2024, respectively.
6The Company also had outstanding letters of credit of $18.3 million under the 2025 Revolver and $18.1 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both December 31, 2025 and December 31, 2024, respectively. The Company also had outstanding letters of credit of $191.1 million and $246.0 million under a separate bilateral agreement which do not impact the availability of the 2025 Revolver as of December 31, 2025 and the 2021 Revolver as of December 31, 2024, respectively.

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
1The interest rate margin for the 2025 Term Loans and 2025 Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2025, interest accrued at 5.47% on the 2025 Term Loan A-1, 5.34% on the 2025 Term Loan A-2, and 5.47% on the 2025 Revolver.
2The commitment fee for the unused portion of the 2025 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of December 31, 2025, commitment fees on the unused portion of the 2025 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.6%.
The 2025 Debt Agreement contains certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2025 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2025 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2025 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2025 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2025, the Company was in compliance with the covenants under the 2025 Debt Agreement.
Borrowings under the 2025 Debt Agreement, are made by Knight-Swift Transportation Holdings Inc., and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
U.S. Xpress's Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $94.3 million as of December 31, 2025. Payment terms generally range from 48 months to 84 months. The interest rates as of December 31, 2025 range from 2.0% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125.0 million, less amounts than currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2026 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2025 Debt Agreement. As of December 31, 2025, ACT was in compliance with the covenants under the 2021 Prudential Notes.
See Note 21 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 14 — Leases
Lessee Disclosures
Lease Cost — The components of the Company's lease cost were as follows:

	2025	2024
	(in thousands)
Operating lease cost:
Operating lease costs	$144,269	$160,891
Short-term lease cost [1]	22,564	10,774
Rental expense	166,833	171,665

Finance lease cost:
Amortization of property and equipment	147,479	134,597
Interest expense	26,646	23,286
Total finance lease cost	174,125	157,883

Total operating and finance lease costs	$340,958	$329,548

1    Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and corresponding lease liabilities are disclosed below.

	December 31,
	2025		2024
	Operating	Finance	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	2.3 years	3.3 years	3.6 years	3.6 years
Weighted average discount rate	3.6%	4.7%	5.0%	4.4%

Real estate and other leases
Weighted average remaining lease term	6.1 years	7.3 years	8.3 years	8.3 years
Weighted average discount rate	4.2%	4.2%	4.4%	4.2%

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancellable leases were:

	December 31, 2025
	Operating	Finance
	(In thousands)
2026	$140,038	$130,366
2027	71,801	162,015
2028	52,209	158,635
2029	28,333	147,764
2030	21,797	61,901
Thereafter	80,748	18,489
Future minimum lease payments	394,926	679,170
Less: amounts representing interest	(59,600)	(72,944)
Present value of minimum lease payments	335,326	606,226
Less: current portion	(127,538)	(104,184)
Lease liabilities – less current portion	$207,788	$502,042

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

	2025	2024
	(in thousands)
Operating cash flows for operating leases	$161,610	$175,898
Operating cash flows for finance leases	26,646	23,286
Financing cash flows for finance leases	147,477	134,838

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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2025 and 2024, the gross carrying value of such revenue equipment underlying these leases was $37.7 million and $51.9 million, respectively, and accumulated depreciation was $21.1 million and $26.5 million, respectively. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $7.9 million and $12.7 million for 2025 and 2024, respectively.
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

	2025	2024
	(in thousands)
Operating lease revenue	$76,820	$55,154
Variable lease revenue	1,020	911
Total lease revenue [1]	$77,840	$56,065

Rental income [2]	$15,588	$15,379

1    Represents operating revenue earned by the Company for leasing equipment to independent contractors and other third-parties.
2    Represents non-operating income earned from leasing real estate to third parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancellable leases were:

December 31, 2025
(In thousands)
2026	$54,126
2027	41,256
2028	27,264
2029	15,443
2030	11,326
Thereafter	7,793
Future minimum lease revenues	$157,208

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
The pension plan was amended such that benefit accrual and plan participation for the plan were effectively frozen as of January 1, 1997, resulting in a curtailment on that date. The net pension liability recognized is as follows:

	December 31,
	2025	2024
	(In thousands)
Projected benefit obligation	$33,291	$32,717
Less: fair value of plan assets	33,984	33,788
Overfunded status	$(693)	$(1,071)
Accrued pension liability recognized [1]	$1,229	$1,238

1The pension liability is included in "Other long-term liabilities" in the consolidated balance sheets.
"Other comprehensive income (loss)" in the consolidated statements of comprehensive income included a $0.5 million loss during 2025 and a $0.1 million gain during 2024. The provisions of the plan do not require compensation levels to be considered in determining the plan’s benefit obligation. As such, the accumulated benefit obligation and projected benefit obligation are the same.
Other information concerning the defined benefit pension plan is summarized below:

	2025	2024
	(In thousands)
Net periodic pension (expense) income	$(9)	$391
Benefits paid	1,434	$1,363

Assumptions
A weighted-average discount rate of 5.28% and 5.11% was used to determine benefit obligations as of December 31, 2025 and December 31, 2024, respectively.
The following weighted-average assumptions were used to determine net periodic pension cost:

	2025	2024
Discount rate	5.17%	5.39%
Expected long-term rate of return on pension plan assets	5.00%	6.00%

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
The defined benefit pension plan weighted-average asset allocations, by asset category, are as follows:

	2025	2024
Asset category:
Debt securities	99%	98%
Cash and cash equivalents	1%	2%
Total	100%	100%

Pension plan assets
The target allocation by asset category, is as follows:

	2025	2024
Asset category:
Debt securities	100%	100%
Total	100%	100%

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
Cash flows
ACT did not contribute to the pension plan during 2025. ACT is not expecting to recognize any net loss within "Other comprehensive loss" in the consolidated statements of comprehensive income during 2026.
The following benefit payments are expected to be paid in each of the fiscal years as follows:

December 31, 2025
(In thousands)
2026	2,414
2027	2,523
2028	2,615
2029	2,697
2030	2,588
2031 through 2035	12,522
Total	$25,359

Note 16 — Purchase Commitments
As of December 31, 2025, the Company had outstanding commitments to acquire revenue equipment of $731.8 million in 2026 ($579.0 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2025, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $121.6 million in 2026, $27.0 million in the two-year period 2027 through 2028, and $5.6 million in the two-year period 2029 through 2030, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
Based on management's present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse impact on our overall financial position, operating results, or cash flows. However, there are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. The Company's financial position, cash flows or results of operations could be materially affected in any particular period by future claims or the adverse development or ultimate resolution of one or more of these contingencies.
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $5.7 million and $6.8 million relating to the Company's outstanding legal proceedings as of December 31, 2025 and 2024, respectively.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of the normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of December 31, 2025, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.3 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 18 — Share Repurchase Plans
In 2022, the Company announced that the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during 2025 and 2024. no
As of December 31, 2025 and December 31, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

Note 19 — Stock-based Compensation
Compensatory Stock Plans
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2025, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 3.8 million.
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
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2025	2024	2023
	(In thousands)
Restricted stock units	23,534	22,887	27,543
Performance units	5,028	670	379
Total stock-based compensation expense, net of forfeitures	$28,562	$23,557	$27,922
Income tax benefit [1]	$4,990	$4,768	$6,166

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2025
	Expense	Weighted Average Period
	(In thousands)	(In years)
Restricted stock units	46,580	2.0
Performance units	4,979	1.7
Total unrecognized stock-based compensation expense	$51,559	2.0

Stock Award Grants

	2025	2024	2023
Restricted stock units	555,155	520,331	422,384
Performance units	109,710	90,105	106,880
Total stock awards granted	664,865	610,436	529,264

Restricted Stock Units
A restricted stock unit represents a right to receive a common share of stock when the unit vests. Restricted stock unit recipients do not have voting rights with respect to the shares underlying unvested awards. Employees generally forfeit their units if their employment terminates before the vesting date, with the exception of death, disability, or retirement.
The following table is a rollforward of unvested restricted stock units:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value [1]
Unvested restricted stock units at December 31, 2024	1,391,441	$49.77
Granted	555,155	44.53
Vested [2]	(453,732)	48.85
Forfeited	(80,304)	49.08
Unvested restricted stock units at December 31, 2025	1,412,560	$48.05

1The fair value of each restricted stock unit is based on the closing market price on the grant date.
2Includes 160,806 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
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
The following table is a rollforward of unvested performance units:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2024	305,190	$59.88
Granted	109,710	$46.82
Shares earned above target	4,434	$60.55
Vested [1]	(39,901)	$60.55
Forfeited	(35,467)	$60.55
Unvested performance units at December 31, 2025 [2]	343,966	$55.60

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
1Includes 16,892 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
2The performance measurement period for units granted in 2022 is January 1, 2023 to December 31, 2025 (three full calendar years). The performance measurement period for units granted in 2023, as well as certain units granted in 2024, is January 1, 2024 to December 31, 2026 (three full calendar years). The performance measurement period for units granted in 2024 is January 1, 2025 to December 31, 2027 (three full calendar years). The performance measurement period for units granted in 2025 is January 1, 2026 to December 31, 2028 (three full calendar years). All performance units, if and to the extent earned, will vest one month following the expiration of the performance measurement period.
The following table presents the weighted average assumptions used in the fair value computation for performance units:

Performance unit fair value assumptions:	2025	2024	2023
Dividend yield [1]	1.57%	1.09%	0.97%
Expected volatility [2]	33.04%	30.74%	30.09%
Average peer volatility [2]	36.20%	34.89%	33.59%
Average peer correlation coefficient [3]	0.56	0.56	0.58
Risk-free interest rate [4]	3.46%	4.09%	4.08%
Expected term (in years) [5]	3.1	3.1	3.0
Weighted-average fair value of performance units granted	$46.82	$61.17	$59.74
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
In 2025, the Company issued approximately 98,000 shares under the 2012 ESPP at a weighted average discounted price per share of $42.40. As of December 31, 2025, the Company is authorized to issue an additional 0.6 million shares under the 2012 ESPP.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2025	2024	2023
	(In thousands)
Basic weighted average common shares outstanding	162,188	161,738	161,188
Dilutive effect of equity awards	423	435	638
Diluted weighted average common shares outstanding	162,611	162,173	161,826
Anti-dilutive shares excluded from earnings per diluted share [1]	691	435	252
1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Note 21 — Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2025 and 2024, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Debt Instruments and Leases — For notes payable under the 2025 Revolver, the 2025 Term Loans, the 2023 Term Loan, the 2021 Revolver, the 2021 Term Loans, the 2021 Prudential Notes, and the revenue equipment installment notes, fair value approximates the carrying value due to the variable interest rate. The carrying value of the 2023 RSA approximates fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
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
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		December 31, 2025		December 31, 2024
	Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	112,042	112,042	104,640	104,640

Financial Liabilities:
2021 Term Loan A-2, due September 2026 1 2	Long-term debt – less current portion	—	—	349,149	350,000
2021 Term Loan A-3, due September 2026 1 2	Long-term debt – less current portion	—	—	779,411	780,000
2023 Term Loan, due September 2026 1 3	Long-term debt – less current portion	—	—	249,459	250,000
2025 Term Loan A-1, due July 8, 2030 1 4	Long-term debt – less current portion	698,136	700,000	—	—
2025 Term Loan A-2, due January 8, 20271 4	Long-term debt – less current portion	299,369	300,000	—	—
2021 Revolver, due September 2026	Revolving line of credit	—	—	232,000	232,000
2025 Revolver, due July 8, 2030	Revolving line of credit	626,000	626,000	—	—
Revenue equipment installment notes [5]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	106,619	106,619	192,255	192,255
2021 Prudential Notes 1 6	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	8,121	8,121	16,611	16,621
2023 RSA, due October 2025 1 7	Accounts receivable securitization – current portion	—	—	458,983	459,200
Mandatorily redeemable contingent consideration [8]	Other long-term liabilities	132,287	132,287	132,287	132,287
Contingent consideration [8]	Other long-term liabilities	5,203	5,203	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of December 31, 2024, the carrying amounts of the 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.9 million and $0.6 million in deferred loan costs, respectively.
3As of December 31, 2024, the carrying amount of the 2023 Term Loan is net of $0.5 million in deferred loan costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
4As of December 31, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.6 million in deferred loan costs, respectively.
5As of December 31, 2025, the carrying amount of the revenue equipment installment notes included $0.2 million in fair value adjustments. As of December 31, 2024, the carrying amount of the revenue equipment installment notes included $0.6 million in fair value adjustments.
6As of December 31, 2025, the carrying amount of the 2021 Prudential Notes is net of $0.3 million in fair value adjustments. As of December 31, 2024, the carrying amount of the 2021 Prudential Notes is net of $10,000 in deferred loan costs and $0.6 million in fair value adjustments.
7The carrying amount of the 2023 RSA is net of $0.2 million in deferred loan costs as of December 31, 2024.
8Refer to Note 4 for information regarding the contingent consideration related to the U.S. Xpress Acquisition.
Recurring Fair Value Measurements (Assets) — As of December 31, 2025 and December 31, 2024, the Company had no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2025 and 2024.

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2025
Mandatorily redeemable contingent consideration [1]	$132,287	$—	$—	$132,287	$1,820
Contingent consideration [1]	5,203	—	—	5,203	34,797
As of December 31, 2024
Mandatorily redeemable contingent consideration 1 2	$132,287	$—	$—	$132,287	$1,820
Contingent consideration [1]	5,203	—	—	5,203	35,656

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. As of December 31, 2025, the Company used volatility rates of 31.0% and 42.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of December 31, 2025 the Company used a discount rate of 5.4%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration. As of December 31, 2024, the Company used volatility rates of 38.0% and 41.0% for operating income and net income, respectively and a discount rate of 5.7%.
Based on the Company’s ongoing assessment of the fair value of the contingent consideration, no adjustment was recorded to the estimated fair value of such liabilities during 2025. During 2024, the Company recorded a net decrease in the estimated fair value of such liabilities of $36.6 million. These were recognized as a gain and are recorded in "Other income (expense), net" in the Company's consolidated statement of comprehensive income.
(b)Refer to Note 4 for information regarding the initial measurement of the contingent consideration related to the U.S. Xpress Acquisition.
2As of December 31, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a nonrecurring basis as of December 31, 2025 and 2024:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2025
Buildings [1]	$—	$—	$—	$—	$(8,147)
Operating lease right-of-use assets [2]	—	—	—	—	(15,444)
Software [3]	—	—	—	—	(2,454)
Intangible Assets [4]	—	—	—	—	(44,426)
Equipment [5]	—	—	—	—	(436)
Goodwill [6]	—	—	—	—	(27,401)
As of December 31, 2024
Buildings [7]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [8]	—	—	—	—	(5,974)
Equipment [9]	—	—	—	—	(12,750)

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
4Reflects non-cash impairment of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL Segment), and intangible assets associated with Abilene as a result of the decision to cease its operations and combine it into the Swift business (within the Truckload segment).
5Reflects non-cash impairment of revenue equipment (within the Truckload segment)
6Reflects non-cash impairment of goodwill associated with Abilene as discussed above.
7Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
8Reflects the non-cash impairment related to the market value of a facility lease (within the Truckload segment).
9Reflects the non-cash impairment of certain revenue equipment held for sale and other equipment (within the Truckload segment and the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2025 and 2024, there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2025
Fixed income funds	$33,236	$33,236	$—	$—
Cash and cash equivalents	748	748	—	—
Total pension plan assets	$33,984	$33,984	$—	$—

As of December 31, 2024
Fixed income funds	$33,399	$33,399	$—	$—
Cash and cash equivalents	389	389	—	—
Total pension plan assets	$33,788	$33,788	$—	$—

Note 22 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2025		2024		2023
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	1,011	522	1,008	624	529	158
Other Services	—	34	—	34	27	410

Receivables and payables pertaining to related party transactions were:

	December 31, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	—	81	—	136

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
LTL
Our LTL segment, established in 2021 through the ACT Acquisition and later the acquisitions of MME and DHE, is comprised of one operating segment and provides our customers with regional LTL transportation services through a network of approximately 180 service centers in the Company's geographical footprint. The Company's LTL service also includes national coverage to customers by utilizing partner carriers for areas outside of the Company's direct network.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
See Note 2 for additional disclosures regarding the Company's accounting policies about segment disclosures.
The following tables present the Company's financial information by segment:

	Year-to-Date December 31, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments [2]	Eliminations	Total
	(In thousands)
Total revenue	$4,865,034	$1,478,508	$570,294	$364,914	$287,470	$(96,531)	$7,469,689
Less [1]:
Salaries, wages, and benefits	$1,766,826	$832,898	$27,436	$58,792	$272,111	$(2,162)	$2,955,901
Fuel	699,484	120,693	—	16,591	2,038	—	838,806
Operations and maintenance [2]	497,190	102,570	18,015	23,725	(71,377)	(21,750)	548,373
Insurance and claims	293,516	59,992	3,846	5,228	22,526	—	385,108
Depreciation and amortization of property and equipment	532,839	93,405	2,091	23,624	59,110	—	711,069
Purchased transportation	430,667	28,429	469,329	219,933	10,264	(29,777)	1,128,845
Other segment items 2 3	497,280	201,527	26,518	24,661	(21,619)	(42,842)	685,525
Total operating expense	4,717,802	1,439,514	547,235	372,554	273,053	(96,531)	7,253,627
Operating income (loss)	$147,232	$38,994	$23,059	$(7,640)	$14,417	$—	$216,062
Operating ratio	97.0%	97.4%	96.0%	102.1%	95.0%	100.0%	97.1%

	Year-to-Date December 31, 2024
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments [2]	Eliminations	Total
	(In thousands)
Total revenue	$5,034,941	$1,235,547	$570,001	$387,232	$266,496	$(84,139)	$7,410,078
Less [1]:
Salaries, wages, and benefits	$1,786,201	$681,697	$27,195	$60,850	$268,617	$(2,573)	$2,821,987
Fuel	749,067	102,723	—	17,322	2,034	—	871,146
Operations and maintenance [2]	519,485	75,389	10,993	28,568	(67,929)	(19,623)	546,883
Insurance and claims	316,342	51,988	5,869	3,968	37,485	—	415,652
Depreciation and amortization of property and equipment	545,773	79,944	3,445	22,257	66,103	—	717,522
Purchased transportation	453,020	16,961	470,289	241,904	11,212	(22,580)	1,170,806
Other segment items 2 3	496,708	139,455	28,898	21,821	(24,825)	(39,363)	622,694
Total operating expense	4,866,596	1,148,157	546,689	396,690	292,697	(84,139)	7,166,690
Operating income (loss)	$168,345	$87,390	$23,312	$(9,458)	$(26,201)	$—	$243,388
Operating ratio	96.7%	92.9%	95.9%	102.4%	109.8%	100.0%	96.7%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year-to-Date December 31, 2023
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments 2 4	Eliminations	Total
	(In thousands)
Total revenue	$4,698,655	$1,082,454	$582,250	$410,549	$462,061	$(94,203)	$7,141,766
Less [1]:
Salaries, wages, and benefits	$1,544,819	$584,836	$24,961	$56,978	$270,330	$(2,165)	$2,479,759
Fuel	757,841	100,926	—	17,009	2,662	(31)	878,407
Operations and maintenance [2]	455,919	57,566	10,629	36,430	(64,178)	(22,875)	473,491
Insurance and claims	270,560	32,394	2,424	4,948	299,210	—	609,536
Depreciation and amortization of property and equipment	504,378	67,144	4,165	19,621	69,654	—	664,962
Purchased transportation	452,242	17,710	469,909	264,213	20,663	(33,901)	1,190,836
Other segment items 2 3	414,919	102,998	26,744	21,857	(24,665)	(35,231)	506,622
Total operating expense	4,400,678	963,574	538,832	421,056	573,676	(94,203)	6,803,613
Operating income [4]	$297,977	$118,880	$43,418	$(10,507)	$(111,615)	$—	$338,153
Operating ratio	93.7%	89.0%	92.5%	102.6%	124.2%	100.0%	95.3%

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
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2025, 2024, and 2023. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2025 and 2024.
Customer Concentration
Services provided to the Company's largest customer generated 13.1%, 12.6%, and 11.2% of total revenue in 2025, 2024, and 2023, respectively. Revenue generated by the Company's largest customer is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2025, 2024, or 2023.

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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of internal control over financial reporting as of December 31, 2025 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Phoenix, Arizona
February 19, 2026

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal One: Election of Directors," "Management," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," "The Board of Directors and Corporate Governance — Board Committees," and "The Board of Directors and Corporate Governance — Securities Trading Policy" in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,753,768	$—	4,385,037
Equity compensation plans not approved by security holders	—	—	—
Total	1,753,768	$—	4,385,037

Column (a) includes 1,753,768 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 3,776,916 shares available for issuance under the 2014 Stock Plan and 608,121 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC.

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
(b)     Exhibits

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

2.2	Agreement and Plan of Merger, dated as of March 20, 2023, by and among Knight-Swift Transportation Holdings, Inc., U.S. Xpress Enterprises, Inc., and Liberty Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 21, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fifth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 12, 2023

4.1	Description of the Registrant’s Securities	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2024

10.1**	Knight Transportation, Inc. 2012 Equity Compensation Plan	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.2**	Knight Transportation, Inc. Form of Stock Option Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.3**	Swift Transportation Co., Inc. Retirement Plan, effective January 1, 1992, amended and restated on January 1, 2007	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.4**	Swift Transportation Company Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.5**	Swift Transportation Company Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

10.6**	Swift Transportation Company Form of Non-Qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.7**	Swift Transportation Company Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

10.8**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.9**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.10****	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018

10.11**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2018

10.12
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.13
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Gary J. Knight, The Gary J. Knight Revocable Living Trust dated May 19, 1993, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 13, 2017

10.14
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Kevin P. Knight, The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.15	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

10.16**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.17**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.18**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.19**	Knight-Swift Transportation Holdings Inc. Second Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14A field on April 9, 2020

10.20**	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2020

10.21**	Form of RSU Award Notice	Incorporated by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2024

10.22**	Form of Target Performance Unit Award Notice (2022)	Incorporated by reference to Exhibit 10.30 of Form 10-K for the year ended December 31, 2024

10.23**	Form of Relative Performance Unit Award Notice (2022)	Incorporated by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2024

10.24**	Form of Target Performance Unit Award Notice (2023)	Incorporated by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2024

10.25**	Form of Relative Performance Unit Award Notice (2023)	Incorporated by reference to Exhibit 10.33 of Form 10-K for the year ended December 31, 2024

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.26**	Form of Target Performance Unit Award Notice (2024)	Incorporated by reference to Exhibit 10.34 of Form 10-K for the year ended December 31, 2024

10.27**	Form of Relative Performance Unit Award Notice (2024)	Incorporated by reference to Exhibit 10.35 of Form 10-K for the year ended December 31, 2024

10.28
Rollover Agreement, dated March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., Liberty Holdings Topco LLC, Max L. Fuller, William Eric Fuller, and each of the other Stockholders set forth on Schedule A thereto
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023

10.29	Form of Amended and Restated Limited Liability Company Agreement of Liberty Holdings Topco LLC	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2023

10.30	Irrevocable Proxy and Agreement, dated March 20, 2023, by and among each Stockholder of U.S. Xpress Enterprises, Inc. set forth on Schedule A thereto and U.S. Xpress Enterprises, Inc.	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2023

10.31	Severance Agreement and Release by and between David A. Jackson and Knight-Swift Transportation Holdings Inc., dated as of March 8, 2024	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2024

10.32
Credit Agreement, dated as of July 8, 2025, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, and PNC Capital Markets, LLC and Wells Fargo Bank, National Association, as Co-Syndication Agents
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2025

10.33
Receivables Purchase Agreement, dated as of December 31, 2025, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various purchasers party thereto, the various purchaser agents party thereto, and PNC Bank, National Association as administrator
Filed herewith

19.1	Knight-Swift Securities Trading Policy	Incorporated by reference to Exhibit 19.1 of Form 10-K for the year ended December 31, 2024

21.1	Subsidiaries of Knight-Swift Transportation Holdings Inc.	Filed herewith

23.1	Consent of Grant Thornton	Filed herewith

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
February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ Adam W. Miller	February 19, 2026	/s/ Michael Garnreiter	February 19, 2026
Adam W. Miller		Michael Garnreiter
Chief Executive Officer and Director		Director
(Principal Executive Officer)

/s/ Andrew Hess	February 19, 2026	/s/ David Vander Ploeg	February 19, 2026
Andrew Hess		David Vander Ploeg
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 19, 2026	/s/ Kathryn Munro	February 19, 2026
Cary M. Flanagan		Kathryn Munro
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 19, 2026	/s/ Roberta Roberts Shank	February 19, 2026
Kevin P. Knight		Roberta Roberts Shank
Executive Chairman		Director

/s/ Gary J. Knight	February 19, 2026	/s/ Louis Hobson	February 19, 2026
Gary J. Knight		Louis Hobson
Executive Vice Chairman		Director

/s/ Reid B. Dove	February 19, 2026	/s/ Amy Boerger	February 19, 2026
Reid B. Dove		Amy Boerger
Director		Director

/s/ Jessica Powell	February 19, 2026	/s/ Douglas Col	February 19, 2026
Jessica Powell		Douglas Col
Director		Director