Form 10-Q
period 2026-03-31
Knight-Swift Transportation Holdings Inc.
filed 2026-04-29
CIK 1492691

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
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 162,494,000 shares of the registrant's common stock outstanding as of April 22, 2026.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2025 Debt Agreement	The Company's unsecured credit agreement, entered into on July 8, 2025, consisting of the 2025 Revolver and 2025 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2025 Revolver	Revolving line of credit under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loans	The Company's term loans under the 2025 Debt Agreement, collectively consisting of the 2025 Term Loan A-1 and 2025 Term Loan A-2
2025 Term Loan A-1	The Company's term loan under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loan A-2	The Company's term loan under the 2025 Debt Agreement, maturing on January 8, 2027
2025 RSA	Eighth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 1, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2025 RPA	The Receivables Purchase Agreement, entered into on December 31, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
Abilene	Abilene Motor Express, LLC and its related entities
ACT or AAA Cooper	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$222,774	$220,420
Cash and cash equivalents – restricted	70,447	82,381
Trade receivables, net of allowance for doubtful accounts of $30,583 and $30,647, respectively	425,522	305,324
Contract balance – revenue in transit	12,570	9,642
Prepaid expenses	96,815	113,985
Assets held for sale	61,599	72,985
Income tax receivable	36,161	45,895
Other current assets	28,973	36,894
Total current assets	954,861	887,526
Gross property and equipment	7,401,723	7,380,056
Less: accumulated depreciation and amortization	(2,741,867)	(2,662,331)
Property and equipment, net	4,659,856	4,717,725
Operating lease right-of-use-assets	316,960	314,571
Goodwill	3,934,741	3,934,741
Intangible assets, net	1,916,594	1,935,699
Other long-term assets	163,744	165,174
Total assets	$11,946,756	$11,955,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,924	$200,835
Accrued payroll and purchased transportation	169,390	194,910
Accrued liabilities	55,849	66,638
Claims accruals – current portion	267,702	246,882
Finance lease liabilities and long-term debt – current portion	486,021	194,406
Operating lease liabilities – current portion	124,228	127,538
Total current liabilities	1,359,114	1,031,209
Revolving line of credit	658,000	626,000
Long-term debt – less current portion	706,023	1,027,793
Finance lease liabilities – less current portion	475,534	502,042
Operating lease liabilities – less current portion	212,925	207,788
Claims accruals – less current portion	374,188	359,546
Deferred tax liabilities	893,960	904,075
Other long-term liabilities	203,693	205,117
Total liabilities	4,883,437	4,863,570
Commitments and contingencies (Notes 6, 7, and 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,475 and 162,339 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1,625	1,623
Additional paid-in capital	4,489,172	4,480,725
Accumulated other comprehensive loss	(376)	(716)
Retained earnings	2,563,347	2,600,822
Total Knight-Swift stockholders' equity	7,053,768	7,082,454
Noncontrolling interest	9,551	9,412
Total stockholders’ equity	7,063,319	7,091,866
Total liabilities and stockholders’ equity	$11,946,756	$11,955,436
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2026	2025
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,638,032	$1,632,963
Truckload and LTL fuel surcharge	212,191	191,399
Total revenue	1,850,223	1,824,362
Operating expenses:
Salaries, wages, and benefits	728,698	721,659
Fuel	231,338	207,246
Operations and maintenance	128,473	132,372
Insurance and claims	109,157	92,225
Operating taxes and licenses	37,394	34,366
Communications	6,442	7,383
Depreciation and amortization of property and equipment	176,809	177,479
Amortization of intangibles	18,902	19,246
Rental expense	45,052	42,866
Purchased transportation	278,628	277,294
Impairments	882	28
Miscellaneous operating expenses	59,864	45,535
Total operating expenses	1,821,639	1,757,699
Operating income	28,584	66,663
Other (expenses) income:
Interest income	1,806	3,034
Interest expense	(30,729)	(40,203)
Other (expense) income, net	(1,181)	11,038
Total other (expenses) income, net	(30,104)	(26,131)
(Loss) income before income taxes	(1,520)	40,532
Income tax (benefit) expense	(107)	10,303
Net (loss) income	(1,413)	30,229
Net loss attributable to noncontrolling interest	96	410
Net (loss) income attributable to Knight-Swift	(1,317)	30,639
Other comprehensive income	340	463
Comprehensive (loss) income	$(977)	$31,102

(Loss) earnings per share:
Basic	$(0.01)	$0.19
Diluted	$(0.01)	$0.19

Dividends declared per share:	$0.20	$0.18

Weighted average shares outstanding:
Basic	162,426	161,974
Diluted	163,135	162,457
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,413)	$30,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	195,711	196,725
Gain on sale of property and equipment	(7,898)	(15,542)
Impairments	882	28
Deferred income taxes	(10,115)	(22,434)
Non-cash lease expense	41,643	36,587
Gain on equity securities	(109)	(121)
Other adjustments to reconcile net (loss) income to net cash provided by operating activities	13,412	2,618
Increase (decrease) in cash resulting from changes in:
Trade receivables	(123,809)	(67,280)
Income tax receivable	9,734	23,737
Accounts payable	39,448	(28,559)
Accrued liabilities and claims accrual	23,542	(9,135)
Operating lease liabilities	(41,417)	(35,457)
Other assets and liabilities	2,929	(1,967)
Net cash provided by operating activities	142,540	109,429
Cash flows from investing activities:
Proceeds from sale of property and equipment, including assets held for sale	44,434	82,610
Purchases of property and equipment	(130,037)	(122,048)
Expenditures on assets held for sale	—	(334)
Acquisition of leased assets	—	(10,425)
Other cash flows provided by (used in) investing activities	2,025	(4,022)
Net cash used in investing activities	(83,578)	(54,219)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(56,942)	(71,518)
Borrowings on revolving lines of credit	62,000	118,000
Repayments on revolving lines of credit	(30,000)	(70,000)
Borrowings under accounts receivable securitization	—	10,000
Repayments of accounts receivable securitization	—	(35,000)
Proceeds from common stock issued	1,010	1,066
Dividends paid	(32,688)	(29,313)
Other cash flows (used in) provided by financing activities	(11,504)	462
Net cash used in financing activities	(68,124)	(76,303)
Net decrease in cash, restricted cash, and equivalents	(9,162)	(21,093)
Cash, restricted cash, and equivalents at beginning of period	308,740	370,230
Cash, restricted cash, and equivalents at end of period	$299,578	$349,137

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$30,164	$39,660
Income taxes	46	(765)
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$20,261	$28,360
Transfers from property and equipment to assets held for sale	22,289	35,177
Right-of-use assets obtained in exchange for operating lease liabilities	43,244	19,851

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$222,774	$220,420	$209,480	$218,261
Cash and cash equivalents – restricted [1]	70,447	82,381	135,152	147,684
Other long-term assets [1]	6,357	5,939	4,505	4,285
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$299,578	$308,740	$349,137	$370,230

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2025	162,339	$1,623	$4,480,725	$2,600,822	$(716)	$7,082,454	$9,412	$7,091,866
Common stock issued to employees	115	1	(1)			—		—
Common stock issued under ESPP	21	1	1,009			1,010		1,010
Shares withheld – RSU settlement				(3,425)		(3,425)		(3,425)
Employee stock-based compensation expense			7,439			7,439		7,439
Cash dividends paid and dividends accrued ($0.20 per share)				(32,733)		(32,733)		(32,733)
Net loss				(1,317)		(1,317)	(96)	(1,413)
Other comprehensive income					340	340		340
Investment in noncontrolling interest							235	235
Balances – March 31, 2026	162,475	$1,625	$4,489,172	$2,563,347	$(376)	$7,053,768	$9,551	$7,063,319

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	107	1	(1)			—		—
Common stock issued under ESPP	21	—	1,066			1,066		1,066
Shares withheld – RSU settlement				(3,732)		(3,732)		(3,732)
Employee stock-based compensation expense			6,840			6,840		6,840
Cash dividends paid and dividends accrued ($0.18 per share)				(29,373)		(29,373)		(29,373)
Net income				30,639		30,639	(410)	30,229
Other comprehensive income					463	463		463
Investment in noncontrolling interest							707	707
Distribution to noncontrolling interest							(200)	(200)
Balances – March 31, 2025	162,024	$1,620	$4,454,631	$2,658,598	$21	$7,114,870	$7,935	$7,122,805

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the quarter ended March 31, 2026, the Company operated an average of 21,027 tractors (comprised of 19,017 company tractors and 2,010 independent contractor tractors) and 82,288 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 4,239 tractors and 11,281 trailers. Additionally, the Intermodal segment operated an average of 595 tractors and 12,511 intermodal containers. As of March 31, 2026, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2025 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
April 2026	ASU 2026-01: Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock	The amendments in this ASU clarify how issuers initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock by requiring issuers the use of the PIK dividend rate stated in the preferred stock agreement.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
July 2025	ASU 2025-05: Financial Instruments – Credit Losses (Topic 326)	The amendments in this ASU create a practical expedient for use when estimating expected credit losses for current accounts receivable and current contract assets that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.	January 2026, Prospective[1]	No material impact
1Adopted during the first quarter of 2026.
Since management is continuing to evaluate the impacts of the above standard, disclosures around these preliminary assessments are subject to change.

Note 3 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended March 31, 2026 and March 31, 2025 were 7.0% and 25.4%, respectively. The current quarter effective tax rate was primarily impacted by a decrease in pre-tax income.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company has $12.0 million and $11.9 million, respectively in valuation allowances associated with state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of March 31, 2026 and December 31, 2025.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2022 to 2024. At the completion of these examinations, management does not expect any adjustments which would have a material impact on the Company's effective tax rate. Years subsequent to 2020 remain subject to examination.

Note 4 — Accounts Receivable Securitization
2025 RPA — On December 31, 2025, the Company entered into the 2025 RPA. The 2025 RPA replaced the Restated Receivables Purchase Agreement dated June 14, 2013, and last amended by the Eighth Amendment on October 1, 2025 ("2025 RSA").
As part of the 2025 RPA, the Company's receivable originator subsidiaries sell without recourse, on a continuous revolving basis, all of their rights, title, and interest of their eligible pool of accounts receivable generated in the ordinary course of business ("Eligible Receivables") to Swift Receivables Company II, LLC ("SRCII"), a wholly-owned bankruptcy remote entity. As of March 31, 2026, the Company's Eligible Receivables generally have high credit quality, as determined by the obligor's corporate credit rating. Upon the transfer of the Eligible Receivables to

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
SRCII, the Eligible Receivables are legally isolated from the Company. SRCII in turn sells, assigns, and transfers on a revolving basis its rights, title and interest in and to certain of the Eligible Receivables ("Sold Receivables") on an invoice-by-invoice basis, including all related security and collections with respect to the Sold Receivables to the various unaffiliated third-party financial institutions (the "Purchasers") in exchange for cash. The maximum facility capacity of the 2025 RPA is $575.0 million. The Company sold approximately $455.2 million and $478.2 million in Sold Receivables to the Purchasers as of March 31, 2026 and December 31, 2025, respectively. The Company continues to service the Sold Receivables from the customers, including collection services, but retains no interest in the Sold Receivables, and remits payment to the Purchasers. As cash is collected on Sold Receivables, the Company’s available capacity under 2025 RPA increases, and the Company typically sells additional receivables to the Purchasers.
The sale of the Sold Receivables to the Purchasers qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. Cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows. The remaining Eligible Receivables not sold and held by SRCII ("Unsold Receivables") were $135.7 million and $60.4 million as of March 31, 2026 and December 31, 2025 respectively, and are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheet. Subsequent cash collections of the Unsold Receivables are classified as operating activities in our consolidated statement of cash flows.
The 2025 RPA contains guarantees of payment, not collection by SRCII to the Purchasers ("Guaranteed Obligations"), which are collateralized by the Unsold Receivables. As of March 31, 2026 and December 31, 2025, the fair value of the Guaranteed Obligations was $4.5 million and $5.6 million, respectively, and are included in "Accrued liabilities" in the consolidated balance sheets.
The Company incurs program and yield fees due to the Purchasers related to the Sold Receivables, which are recorded in "Miscellaneous operating expense" in the consolidated statements of comprehensive income. The Company incurred program and yield fees of $5.2 million during the quarter ended March 31, 2026. In addition, the 2025 RPA includes various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type.
The following table summarizes the key terms of the 2025 RPA (dollars in thousands):

2025 RPA
(Dollars in thousands)
Effective date	December 31, 2025
Final maturity date	October 2, 2028
Facility capacity	$575,000
Unused commitment fee rate [1]	20 to 40 basis points
Program fees on outstanding balances [2]	one month SOFR + 87.5 basis points or commercial paper + 77.5 basis points

1The commitment fee rates are based on the percentage of the maximum facility capacity utilized.
2As identified within the 2025 RPA, the Purchasers can trigger an amendment by identifying and deciding upon a replacement index for SOFR.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Availability under the 2025 RPA is calculated as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Facility capacity, based on eligible receivables	$456,200	$499,300
Less: cash received from receivables sold	(455,200)	(478,200)
Availability under 2025 RPA	$1,000	$21,100

Note 5 — Debt and Financing
The Company's long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
2025 Term Loan A-1, due July 8, 2030, net 1 2	698,237	698,136
2025 Term Loan A-2, due January 8, 2027, net 1 2	299,514	299,369
Revenue equipment installment notes 1 3	88,294	106,619
Prudential Notes, net [1]	3,089	8,121
Other	5,523	5,770
Total long-term debt, including current portion	1,094,657	1,118,015
Less: current portion of long-term debt	(388,634)	(90,222)
Long-term debt, less current portion	$706,023	$1,027,793

	March 31, 2026	December 31, 2025
	(In thousands)
Total long-term debt, including current portion	$1,094,657	$1,118,015
2025 Revolver, due July 8, 2030 1 4	658,000	626,000
Long-term debt, including revolving line of credit	$1,752,657	$1,744,015

1Refer to Note 11 for information regarding the fair value of debt.
2As of March 31, 2026, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.8 million and $0.5 million in deferred loan costs, respectively. As of December 31, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.6 million in deferred loan costs, respectively.
3The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 5.35% and 5.19% as of March 31, 2026 and December 31, 2025, respectively.
4The Company also had outstanding letters of credit of $14.7 million and $18.3 million under the 2025 Revolver, primarily related to workers' compensation and self-insurance liabilities for both March 31, 2026 and December 31, 2025, respectively. The Company also had outstanding letters of credit of $188.9 million and $191.1 million under a separate bilateral agreement which do not impact the availability of the 2025 Revolver as of March 31, 2026 and December 31, 2025, respectively.

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
1The interest rate margin for the 2025 Term Loans and 2025 Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2026, interest accrued at 4.97% on the 2025 Term Loan A-1, 4.85% on the 2025 Term Loan A-2, and 4.98% on the 2025 Revolver.
2The commitment fee for the unused portion of the 2025 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of March 31, 2026, commitment fees on the unused portion of the 2025 Revolver accrued at 0.15% and outstanding letter of credit fees accrued at 1.30%.
The 2025 Debt Agreement contains certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2025 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2025 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2025 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2025 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of March 31, 2026, the Company was in compliance with the covenants under the 2025 Debt Agreement.
Borrowings under the 2025 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $79.2 million as of March 31, 2026. Terms generally range from 48 months to 84 months. The interest rates as of March 31, 2026 range from 2.87% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The final 2021 Prudential Note has an interest rate of 4.05% and a maturity date of January 2028. The final 2021 Prudential Note is unsecured and contains usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2025 Debt Agreement. As of March 31, 2026, the Company was in compliance with the covenants under the final 2021 Prudential Note.
Fair Value Measurement — See Note 11 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended March 31, 2026 and 2025 were immaterial.
Assumptions
A weighted-average discount rate of 5.17% was used to determine benefit obligations as of March 31, 2026.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended March 31,
	2026	2025
Discount rate	5.17%	5.39%
Expected long-term rate of return on pension plan assets	5.00%	5.00%

Settlement
During the quarter ended March 31, 2026, the Company completed a settlement of a portion of its defined benefit pension plan obligations. The settlement was executed through the purchase of group annuity contracts from a third‑party, which transferred the related benefit obligations and associated plan assets.
As a result of the settlement, the Company recognized a pension settlement charge of $0.4 million, which is included in "Salaries, wages, and benefits" in the Company's condensed consolidated statements of comprehensive income. This charge primarily reflects the accelerated recognition of previously unrecognized actuarial losses and prior service costs that were recorded in accumulated other comprehensive income.
Following the settlement, the Company’s projected benefit obligation and plan assets were both reduced by $21.3 million.
The settlement significantly reduced the Company’s exposure to future changes in interest rates, longevity assumptions, and asset return volatility associated with the pension plan. The termination of the pension plan is expected to be finalized during the quarter ended June 30, 2026 primarily through a lump sum payment to the remaining participants.
Refer to Note 11 for additional information regarding fair value measurements of the Company's investments.

Note 7 — Purchase Commitments
As of March 31, 2026, the Company had outstanding commitments to purchase revenue equipment of $652.4 million in the remainder of 2026 ($509.1 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2026, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $95.5 million in the remainder of 2026, $40.1 million from 2027 through 2028, $5.6 million from 2029 through 2030, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Contingencies and Legal Proceedings
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
Based on management's present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse impact on the Company's condensed consolidated financial statements. However, any future claims or adverse developments in existing claims could impact this analysis. There are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. The Company's financial position, cash flows or results of operations could be materially affected in any particular period by future claims or the adverse development or ultimate resolution of one or more of these contingencies.
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $4.8 million, relating to the Company's outstanding legal proceedings as of March 31, 2026.
Third-Party Carrier Insurance Commitments
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims. The maximum potential additional premium under each transfer agreement is $14.0 million. As of March 31, 2026 and December 31, 2025, the Company has recorded a loss contingency liability of $14.0 million related to estimated additional premiums as certain claims in the first transfer transaction have reached amounts above the agreed loss development thresholds noted above.

Note 9 — Share Repurchase Plans
In April 2022, the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during the quarters ended March 31, 2026 and 2025.no
As of March 31, 2026 and December 31, 2025, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Weighted Average Shares Outstanding
(Loss) earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net (loss) income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Basic weighted average common shares outstanding	162,426	161,974
Dilutive effect of equity awards	709	483
Diluted weighted average common shares outstanding	163,135	162,457
Anti-dilutive shares excluded from earnings per diluted share [1]	11	331
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 11 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		March 31, 2026		December 31, 2025
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	$112,529	$112,529	$112,042	$112,042

Financial Liabilities:
2025 Term Loan A-1, due July 8, 2030 1 2	Long-term debt – less current portion	698,237	700,000	698,136	700,000
2025 Term Loan A-2, due January 8, 20271 2	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	299,514	300,000	299,369	300,000
2025 Revolver, due July 8, 2030	Revolving line of credit	658,000	658,000	626,000	626,000
Revenue equipment installment notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	88,294	88,294	106,619	106,619
2021 Prudential Notes 1 4	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	3,089	3,089	8,121	8,121
Mandatorily redeemable contingent consideration [5]	Other long-term liabilities	132,287	132,287	132,287	132,287
Contingent consideration [5]	Other long-term liabilities	5,203	5,203	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of March 31, 2026, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.8 million and $0.5 million in deferred loan costs, respectively. As of December 31, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.6 million in deferred loan costs, respectively.
3As of March 31, 2026, the carrying amount of the revenue equipment installment notes included $0.2 million in fair value adjustments. As of December 31, 2025, the carrying amount of the revenue equipment installment notes included $0.2 million in fair value adjustments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
4As of March 31, 2026, the carrying amount of the final 2021 Prudential Note included $0.2 million in fair value adjustments. As of December 31, 2025, the carrying amount of the 2021 Prudential Notes included $0.3 million in fair value adjustments.
5The contingent consideration is primarily related to the U.S. Xpress Acquisition.
Recurring Fair Value Measurements (Assets) — As of March 31, 2026 and December 31, 2025, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of March 31, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain
	(In thousands)
As of March 31, 2026
Mandatorily redeemable contingent consideration [1]	$132,287	$—	$—	$132,287	$1,820
Contingent consideration [1]	$5,203	$—	$—	$5,203	$34,797
As of December 31, 2025
Mandatorily redeemable contingent consideration 1 2	$132,287	$—	$—	$132,287	$1,820
Contingent consideration [1]	$5,203	$—	$—	$5,203	$34,797

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
The following is a rollforward for the summary of changes in the fair value of the Company's contingent consideration liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions:

	2026	2025

Beginning balance	$137,490	$137,490
Change in fair value of contingent consideration (a)	—	—
Settlement of contingent consideration (b)	—	—
Ending balance	$137,490	$137,490

(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. The Company completes this valuation every six months with the next valuation being completed on June 30, 2026. The Company did not identify any indicators that would require an additional valuation as of March 31, 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
As of December 31, 2025, the Company used volatility rates of 31.0% and 42.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of December 31, 2025, the Company used a discount rate of 5.4%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration.
Based on the Company’s ongoing assessment of the fair value of the contingent consideration, no adjustment was recorded to the estimated fair value of such liabilities during 2025.
(b)The Company did not recognize any gains in the quarters ended March 31, 2026 and 2025.
2As of December 31, 2024, the call option has expired and the mandatorily redeemable contingent consideration is now in the put option period.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of March 31, 2026
Equipment [1]	$—	$—	$—	$—	$(30)
Intangible Assets [2]	—	—	—	—	$(852)

As of December 31, 2025
Buildings [3]	$—	$—	$—	$—	$(8,147)
Operating lease right-of-use assets [4]	—	—	—	—	(15,444)
Software [5]	—	—	—	—	(2,454)
Intangible Assets [6]	—	—	—	—	(44,426)
Equipment [7]	—	—	—	—	(436)
Goodwill [8]	—	—	—	—	(27,401)

1Reflects the non-cash impairment of revenue equipment (within the Truckload segment).
2Reflects non-cash impairments related to intangible assets (within the All Other segments).
3Reflects non-cash impairments related to certain real property (within the Truckload segment).
4Reflects non-cash impairments related to certain real property leases (within the Truckload segment).
5Reflects non-cash impairment of discontinued software projects (within the Intermodal Segment).
6Reflects non-cash impairment of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), and intangible assets associated with Abilene as a result of the decision to cease its operations and combine it into the Swift business (within the Truckload segment).
7Reflects the non-cash impairment of revenue equipment (within the Truckload segment and the All Other Segments).
8Reflects the non-cash impairment of goodwill associated with Abilene as discussed above (within the Truckload segment).

Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2026 and December 31, 2025, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Gain on Sale of Property and Equipment — The Company recorded net gains on disposals of operating property and equipment of $7.0 million and $15.5 million for the quarters ended March 31, 2026 and 2025, respectively. Net gains on disposals of operating property and equipment, including disposals of operating property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.
The Company recorded net gains on disposals of non-operating property and equipment of $0.9 million for the quarter ended March 31, 2026. The Company did not record net gains on disposals of non-operating property and equipment for the quarter ended March 31, 2025. Net gains on disposals of non-operating property and equipment are reported in "Other (expense) income, net" in the condensed consolidated statements of comprehensive income.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2026
Cash and cash equivalents	12,449	12,449	—	—
Total pension plan assets	$12,449	$12,449	$—	$—

As of December 31, 2025
Fixed income funds	$33,236	$33,236	$—	$—
Cash and cash equivalents	748	748	—	—
Total pension plan assets	$33,984	$33,984	$—	$—

Note 12 — Related Party Transactions

	Quarter Ended March 31,
	2026		2025
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$307	$157	$223	$157
Other Services	—	9	—	9

	March 31, 2026		December 31, 2025
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$131	$—	$81

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended March 31, 2026
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,202,166	$368,364	$127,608	$93,589	$81,202	$(22,706)	$1,850,223
Less [1]:
Salaries, wages, and benefits	$424,461	$211,057	$6,510	$15,126	$72,145	$(601)	$728,698
Fuel	190,772	35,198	—	4,822	546	—	231,338
Operations and maintenance [2]	117,028	25,815	4,058	5,723	(18,792)	(5,359)	128,473
Insurance and claims	74,098	30,632	612	1,183	2,927	(295)	109,157
Depreciation and amortization of property and equipment	135,551	21,069	438	6,138	13,613	—	176,809
Purchased transportation	108,584	5,040	105,857	56,487	6,770	(4,110)	278,628
Other segment items 2 3	114,614	43,118	6,510	5,534	11,101	(12,341)	168,536
Total operating expense	$1,165,108	$371,929	$123,985	$95,013	$88,310	$(22,706)	$1,821,639
Operating income (loss)	$37,058	$(3,565)	$3,623	$(1,424)	$(7,108)	$—	$28,584
Operating ratio	96.9%	101.0%	97.2%	101.5%	108.8%	100.0%	98.5%

	Quarter Ended March 31, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,192,550	$352,401	$141,621	$91,103	$71,565	$(24,878)	$1,824,362
Less [1]:
Salaries, wages, and benefits	$432,160	$199,881	$6,759	$14,975	$68,389	$(505)	$721,659
Fuel	173,202	29,164	—	4,365	515	—	207,246
Operations and maintenance [2]	119,533	23,100	4,631	7,199	(17,117)	(4,974)	132,372
Insurance and claims	73,791	13,530	1,578	1,410	1,916	—	92,225
Depreciation and amortization of property and equipment	132,860	23,053	615	5,668	15,283	—	177,479
Purchased transportation	106,349	7,598	115,995	53,913	2,857	(9,418)	277,294
Other segment items 2 3	110,055	43,381	6,900	5,385	(6,316)	(9,981)	149,424
Total operating expense	$1,147,950	$339,707	$136,478	$92,915	$65,527	$(24,878)	$1,757,699
Operating income (loss)	$44,600	$12,694	$5,143	$(1,812)	$6,038	$—	$66,663
Operating ratio	96.3%	96.4%	96.4%	102.0%	91.6%	100.0%	96.3%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2026 and 2025. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2026 and December 31, 2025.

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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "pursue," "address," "mission," "maintain," "ongoing," "predicts," "budgets," "remains," "continue," "outlook," "confident," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2025 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2025 Annual Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and other complementary services. Our objective is to operate our business with industry-leading margins, continue organic growth, and continue growth through acquisitions while providing safe, high-quality, cost-effective solutions for our customers. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating one of the country's largest truckload fleets, Knight-Swift also contracts with third-party equipment providers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal. Additionally, we have various other operating segments, included within our All Other Segments.
Key Financial Highlights — Year-to-Date March 31, 2026
Consolidated operating income decreased 57.1% to $28.6 million during the quarter ended March 31, 2026, as compared to the same period last year. Net (loss) income attributable to Knight-Swift decreased 104.3% to a $1.3 million loss.
•Truckload — 96.9% operating ratio during the quarter ended March 31, 2026. The Adjusted Operating Ratio1 was 96.3%, with a 0.3% year-over-year decrease in revenue, excluding fuel surcharge and intersegment transactions.
•LTL — 101.0% operating ratio during the quarter ended March 31, 2026. The Adjusted Operating Ratio1 deteriorated 540 basis points year-over-year to 99.6%, primarily due to $18.0 million of expense for adverse claims development in our LTL segment, primarily related to an adverse arbitration ruling on a 2022 claim.
•Logistics — 97.2% operating ratio during the quarter ended March 31, 2026. The Adjusted Operating Ratio1 was 96.2% with a gross margin of 16.6%. Revenue decreased 9.9% year-over-year driven by an 18.9% decline in load count, partially offset by a 10.4% increase in revenue per load.
•Intermodal — 101.5% operating ratio during the quarter ended March 31, 2026, as year-over-year load count and revenue per load increased 1.2% and 1.6%, respectively.
•All Other Segments — Operating loss was $7.1 million during the quarter ended March 31, 2026 compared to operating income of $6.0 million during the comparable period of 2025, largely as a result of inclusion of $5.2 million of costs for the accounts receivable securitization program during the first quarter of 2026 that were previously reported in interest expense under the prior arrangement during the first quarter of 2025 and due to startup costs on new contract awards for which revenue is expected to ramp in the coming months.
•Liquidity and Capital — During the quarter ended March 31, 2026, we generated $142.5 million in operating cash flows and Free Cash Flow1 of $56.9 million. We paid down $33.3 million in finance lease liabilities, $41.4 million in operating lease liabilities, and had $32.0 million of net borrowings on our 2025 Revolver during the year-to-date period ended March 31, 2026. As of March 31, 2026, we had a balance of $222.8 million in unrestricted cash and cash equivalents, $2.1 billion face value outstanding debt, net of unrestricted cash, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended March 31,
	2026	2025
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,850,223	$1,824,362
Revenue, excluding truckload and LTL fuel surcharge	$1,638,032	$1,632,963
Net (loss) income attributable to Knight-Swift	$(1,317)	$30,639
(Loss) earnings per diluted share	$(0.01)	$0.19
Operating ratio	98.5%	96.3%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$14,262	$45,372
Adjusted EPS [1]	$0.09	$0.28
Adjusted Operating Ratio [1]	97.0%	94.7%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	21,027	21,909
Average trailers [3]	82,288	85,928
LTL
Average tractors [4]	4,239	4,023
Average trailers [5]	11,281	10,976
Intermodal
Average tractors	595	622
Average containers	12,511	12,546
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.9 years and 2.8 years as of March 31, 2026 and 2025, respectively.
3Our average trailers includes 8,950 and 9,336 trailers related to leasing activities recorded within our All Other Segments for the quarters ended March 31, 2026 and 2025, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 10.9 years and 8.8 years as of March 31, 2026 and 2025, respectively. Starting with the fourth quarter of 2025, the Company is excluding chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.
4Our LTL tractor fleet had a weighted average age of 4.1 years and 4.0 years as of March 31, 2026 and 2025, respectively. Our LTL tractor fleet includes 646 and 668 tractors from ACT's dedicated and other businesses for the quarters ended March 31, 2026 and 2025, respectively.
5Our LTL trailer fleet had a weighted average age of 7.9 years and 7.8 years as of March 31, 2026 and 2025, respectively. Our LTL trailer fleet includes 1,309 and 1,015 trailers from ACT's dedicated and other businesses for the quarters ended March 31, 2026 and 2025, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Outlook
Market Trends
Freight markets during the first quarter reflected continued adjustment following a prolonged period of excess capacity, alongside emerging impacts from regulatory enforcement and episodic weather disruption. In the one‑way truckload market, regulatory actions by the Federal Motor Carrier Safety Administration ("FMCSA") and US Department of Transportation ("DOT") related to driver qualifications, Commercial Driver's License ("CDL") issuance, and hours‑of‑service compliance are beginning to affect capacity, particularly among certain lower‑cost operators, contributing to tighter conditions in portions of the market.
Market volatility increased early in the quarter following severe winter weather in January, which disrupted networks and temporarily constrained available capacity. While weather‑related impacts moderated as the quarter progressed, broader market indicators pointed to a gradual tightening environment, including higher load tender activity, increased tender rejections, and firmer spot pricing. Demand trends remained uneven across geographies and customer segments, resulting in continued variability in freight flows.
Against this backdrop, truckload pricing activity increased during the quarter as bid cycles accelerated. Unlike prior periods characterized by elevated excess capacity, bid activity increasingly reflected shippers’ focus on securing reliable service amid tightening availability. Turnback and off‑cycle bid activity also became more common as networks adjusted. In response, we remained focused on disciplined pricing, selective freight alignment, and maintaining network efficiency while navigating these evolving market conditions.
In the LTL market, conditions were comparatively stable. Shipment activity was impacted early in the quarter by winter weather before returning closer to typical seasonal patterns. As the quarter progressed, changes in shipment characteristics, including higher weights and longer lengths of haul, reflected shifts in freight mix within the market. We continued to focus on operational execution and network optimization as these trends developed.
Logistics market conditions remained competitive, with third‑party carrier availability and pricing influenced by tighter capacity and heightened compliance standards across the industry. These dynamics contributed to ongoing volatility in volumes and margins, particularly in contract freight, while spot market conditions improved later in the quarter. Intermodal markets also showed sequential improvement as weather disruptions eased, although pricing competition remained elevated.
Overall, freight markets during the first quarter continued to transition as capacity, regulatory developments, and weather‑related disruptions influenced conditions across transportation modes. While certain indicators exiting the quarter suggested improving balance between supply and demand, market conditions remain subject to uncertainty related to economic activity, fuel costs, regulatory outcomes, and seasonal demand patterns.
Company Outlook
Our Company outlook for the second quarter of 2026 includes the following:
Truckload
•Truckload Segment revenue, excluding fuel surcharge, up low single digit percent year-over-year with operating margins improving 100 - 200 basis points year-over-year for second quarter.
LTL
•LTL Segment revenue, excluding fuel surcharge, up low single digit percent year-over-year in second quarter, driven by mix and yield improvement, with shipment count relatively stable year-over-year,
•Adjusted Operating Ratio in low 90's for second quarter.
Logistics
•Logistics Segment revenue up low-to-mid single-digit percent year-over-year in second quarter,
•Adjusted Operating Ratio stable sequentially.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal
•Intermodal Segment load count up high single to low double-digit percent sequentially in second quarter,
•Adjusted Operating Ratio improving 150 - 250 basis points sequentially in second quarter.
All Other
•All Other Segments operating income, before including the $11.5 million quarterly intangible asset amortization, approximately $14 million to $18 million in second quarter, which includes approximately $5 million of AR securitization cost that was reported as interest expense in 2025.
Additional
•Gain on sale to be in the range of $12 million to $17 million in second quarter,
•Net interest expense fairly flat sequentially in second quarter,
•"Other income, net" below the line expected to be roughly $4 million to $5 million in second quarter,
•Net cash capital expenditures for full-year 2026 expected range of $600 million - $650 million,
•Expected effective tax rate on adjusted income before taxes of approximately 25.5% to 26.5% for second quarter and for full year 2026.
In addition to the above, we expect the Truckload segment will continue to pursue opportunities, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. With our mid-2024 acquisition of DHE and the continued organic expansion of our AAA Cooper brand, we expect additional yield and revenue opportunities from our growing super-regional LTL transportation network. The pace of our LTL facility expansion will be lower in 2026 than in 2025 as we focus on ongoing bid activities that we believe will provide further opportunities to grow shipment volumes and improve efficiencies in our LTL segment. The Intermodal segment continues to build out its network that aligns with our new rail partners as we pursue a more diversified portfolio of customers. Our All Other Segments are further expanding to complement our other service offerings.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment or terminal improvements during 2026. Additionally, we anticipate that our equipment suppliers may need to raise prices in response to tariffs. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2026. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices like we have recently experienced. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the acquisition of U.S. Xpress and our intention to further expand the geographic footprint of our LTL network, as illustrated by the DHE Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Operating Results: First Quarter 2026 compared to First Quarter 2025
The $32.0 million decrease in net (loss) income attributable to Knight-Swift to a $1.3 million net loss during the first quarter of 2026 from net income of $30.6 million during the same period last year includes the following:
•Contributor — $16.3 million decrease in operating income within our LTL segment primarily due to $18.0 million of expense for claims development, primarily related to an adverse arbitration ruling on a 2022 claim.
•Contributor — $7.5 million decrease in operating income within our Truckload segment primarily due to $4.1 million of expense in our Truckload segment for an adverse decision on VAT reimbursement in Mexico for prior tax years.
•Contributor — $13.1 million decrease in operating income within the All Other Segments, partially due to the inclusion of $5.2 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement and due to startup costs on new contract awards for which revenue is expected to ramp in the coming months.
•Contributor — $1.5 million decrease in operating income within our Logistics segment due to a 9.9% decrease in revenue year-over-year, driven by a 18.9% decline in load count, partially offset by a 10.4% increase in revenue per load.
•Contributor — $12.2 million decrease in other (expense) income, net, primarily due to net loss within our portfolio of investments.
•Offset — $0.4 million decrease in operating loss within our Intermodal segment, driven by 1.2% increase in load count and a 1.6% increase in revenue per load.
•Offset — $9.5 million decrease in consolidated interest expense primarily driven by the exclusion of $5.2 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement and lower average interest rates.
•Offset — $10.4 million decrease in consolidated income tax expense primarily due to a decrease in pre-tax income. Our effective tax rate for the first quarter of 2026 was 7.0%, compared to 25.4% for the first quarter of 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2026	2025
Revenue:	(In thousands)
Truckload	$1,202,166	$1,192,550
LTL	368,364	352,401
Logistics	127,608	141,621
Intermodal	93,589	91,103
Subtotal	$1,791,727	$1,777,675
All Other Segments	81,202	71,565
Intersegment eliminations	(22,706)	(24,878)
Total revenue	$1,850,223	$1,824,362

	Quarter Ended March 31,
	2026	2025
Operating income (loss):	(In thousands)
Truckload	$37,058	$44,600
LTL	(3,565)	12,694
Logistics	3,623	5,143
Intermodal	(1,424)	(1,812)
Subtotal	$35,692	$60,625
All Other Segments	(7,108)	6,038
Operating income	$28,584	$66,663

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
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with super-regional LTL transportation service through our growing network of approximately 180 facilities and a door count of approximately 6,700. Our LTL segment operates approximately 4,200 tractors and approximately 11,300 trailers, including equipment used for dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of approximately 82,000 trailers.
•Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands, except per tractor data)
Total revenue	$1,202,166	$1,192,550	0.8%
Revenue, excluding fuel surcharge and intersegment transactions	$1,045,107	$1,048,083	(0.3%)
GAAP: Operating income	$37,058	$44,600	(16.9%)
Non-GAAP: Adjusted Operating Income [1]	$38,859	$46,485	(16.4%)
Average revenue per tractor [2]	$49,703	$47,838	3.9%
GAAP: Operating ratio [2]	96.9%	96.3%	60	bps
Non-GAAP: Adjusted Operating Ratio 1 2	96.3%	95.6%	70	bps
Non-paid empty miles percentage [2]	13.2%	14.1%	(90	bps)
Average length of haul (miles) [2]	375	372	0.8%
Total miles per tractor [2]	20,296	20,049	1.2%
Average tractors 2 3	21,027	21,909	(4.0%)
Average trailers 2 4	82,288	85,928	(4.2%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 19,017 and 19,840 average company-owned tractors for the first quarter of 2026 and 2025, respectively.
4    Our average trailers includes 8,950 and 9,336 trailers related to leasing activities recorded within our All Other Segments for the quarters ended March 31, 2026 and 2025, respectively. Starting with the fourth quarter of 2025, the Company is excluding chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2026 and 2025 — The Truckload segment experienced a rapidly evolving market in the first quarter as freight market tightness became more evident. After unusually disruptive winter weather early in the quarter, most of this segment's operating fundamentals improved progressively through the quarter, including total miles, utilization, tender rejection rates, and revenue per mile, excluding fuel surcharge. The spike in fuel prices during March did reduce the earnings contribution of the stronger miles. Truckload segment revenue, excluding fuel surcharge and intersegment transactions, was essentially flat year-over-year, as a 1.4% improvement in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, largely offset a 1.8% decrease in loaded miles. Miles per tractor improved 1.2% year-over-year as a result of an increase in load tenders and our efforts to drive productivity. Adjusted Operating Income declined $7.6 million year-over-year, largely as a result of the $4.1 million charge for an adverse decision in VAT reimbursement, as well as the volume and cost headwinds from the severe winter weather and fuel escalation in the quarter. Strengthening rates and improvement in empty miles helped to largely offset these headwinds, allowing our Truckload segment to produce an Adjusted Operating Ratio that only deteriorated 70 basis points year-over-year. U.S. Xpress made further progress on operating efficiency and trailed the legacy brands in Adjusted Operating Ratio by approximately 300 basis points for the quarter.
The ongoing progress at U.S. Xpress is encouraging, and we expect this business will continue closing the gap in margin performance with our legacy brands as the market improves. We are focused on closely monitoring market pricing and demand development, intentionally deploying capacity, intensely managing costs, increasing our seated truck percentage, and enhancing utilization in order to maximize the opportunities provided by an improving market.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,			Increase (Decrease)
	2026	2025
	(Dollars in thousands, except per tractor data)
Total revenue	$368,364	$352,401		4.5%
Revenue, excluding fuel surcharge	$313,136	$305,258		2.6%
GAAP: Operating (loss) income	$(3,565)	$12,694		(128.1%)
Non-GAAP: Adjusted Operating Income [1]	$1,221	$17,721		(93.1%)
GAAP: Operating ratio [2]	101.0%	96.4%	460	bps
Non-GAAP: Adjusted Operating Ratio 1 2	99.6%	94.2%	540	bps
LTL shipments per day [2]	23,112	23,349		(1.0%)
LTL weight per shipment [2]	1,033	982		5.2%
LTL average length of haul (miles) [2]	693	639		8.5%
LTL revenue per shipment [2]	$223.81	$209.96		6.6%
LTL revenue xFSC per shipment [2]	$189.52	$181.52		4.4%
LTL revenue per hundredweight [2]	$21.67	$21.38		1.4%
LTL revenue xFSC per hundredweight [2]	$18.35	$18.48		(0.7%)
LTL average tractors 2 3	4,239	4,023		5.4%
LTL average trailers 2 4	11,281	10,976		2.8%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 646 and 668 tractors from ACT's dedicated and other businesses for the first quarter of 2026 and 2025, respectively.
4Our LTL trailer fleet includes 1,309 and 1,015 trailers from ACT's dedicated and other businesses for the first quarter of 2026 and 2025, respectively.
Comparison Between the Quarters Ended March 31, 2026 and 2025 — Our LTL segment experienced shipment volumes that generally followed muted seasonal patterns before improving late in the quarter while weight per shipment improved sequentially throughout the quarter to the highest average levels since our entry into this business in 2021. Length of haul also continues to grow as supported by our expanded network footprint. The improvement in freight mix helped to largely offset the negative impacts to volumes and costs from severe winter weather disruption in the quarter. Revenue, excluding fuel surcharge, grew 2.6% year-over-year as a 5.2% increase in weight per shipment and an 8.5% increase in length of haul offset a 1.0% decrease in shipments per day. Revenue per hundredweight, excluding fuel surcharge, fell 0.7%, driven by the increase in weight per shipment while renewal rates continue their recent trend of mid single-digit percentage increases. Revenue per shipment, excluding fuel surcharge, increased by 4.4% year-over-year. The Adjusted Operating Ratio was 99.6%, and Adjusted Operating Income decreased $16.5 million, primarily driven by the $18.0 million adverse claim development cited above, which negatively impacted the Adjusted Operating Ratio by 570 basis points. We are encouraged by the turnaround in shipment weights that had been slowly falling for the past few years and anticipate that the return of seasonal demand patterns will continue into the second quarter.
As previously noted, we expect our pace of facility expansion will be slower in 2026 than in the prior two years and believe ongoing bid events with new and existing customers will provide further opportunities to grow shipment volume, improve our freight mix, and drive operational efficiencies. Our near-term focus is to drive both revenue and margin expansion in the business through strong service, disciplined pricing, and cost efficiency. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.

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

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands, except per load data)
Revenue	$127,608	$141,621	(9.9%)
GAAP: Operating income	$3,623	$5,143	(29.6%)
Non-GAAP: Adjusted Operating Income 1 2	$4,787	$6,307	(24.1%)
Revenue per load – Brokerage only [2]	$2,160	$1,956	10.4%
Gross margin percentage – Brokerage only [2]	16.6%	18.1%	(150	bps)
GAAP: Operating ratio [2]	97.2%	96.4%	80	bps
Non-GAAP: Adjusted Operating Ratio 1 2	96.2%	95.5%	70	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended March 31, 2026 and 2025 — The Logistics segment Adjusted Operating Ratio was 96.2%, a 70 basis point degradation year-over-year as a reduction in industry capacity drove up purchased transportation costs and compressed gross margins during the quarter. Gross margin percent declined 150 basis points year-over-year but improved 110 basis points sequentially over the fourth quarter to 16.6% as strengthening spot opportunities helped offset pressure on contractually priced business. Revenue decreased 9.9% year-over-year, driven by an 18.9% decline in load count, partially offset by a 10.4% increase in revenue per load. We further enhanced our already rigorous screening practices to mitigate risk of cargo theft and non-compliant carriers, which aggravated the upward pressure on capacity costs and served as a headwind to load volumes in the first quarter. As contractual pricing is reset through bid season, we expect to improve load volumes at appropriate gross margins. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.

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

	Quarter Ended March 31,			Increase (Decrease)
	2026	2025
	(Dollars in thousands, except per load data)
Revenue	$93,589	$91,103		2.7%
GAAP: Operating loss	$(1,424)	$(1,812)		21.4%
Average revenue per load [1]	$2,628	$2,587		1.6%
GAAP: Operating ratio [1]	101.5%	102.0%	(50	bps)
Load count	35,616	35,211		1.2%
Average tractors [1] [2]	595	622		(4.3%)
Average containers [1]	12,511	12,546		(0.3%)
1    Defined under "Operating Statistics," above.
2    Includes 553 and 576 company-owned tractors for the first quarter of 2026 and 2025, respectively.
Comparison Between the Quarters Ended March 31, 2026 and 2025 — The Intermodal segment grew revenue 2.7% and improved its operating ratio 50 basis points year-over-year as a 1.6% increase in revenue per load and a 1.2% increase in load count offset headwinds from winter weather in the quarter. Load count and revenue per load improved progressively throughout the quarter. We remain focused on delivering excellent service and driving appropriate returns through cost control, network balance, equipment utilization, and growing our load count with disciplined pricing.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, warranty services, and insurance for independent contractors. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.5 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Total revenue	$81,202	$71,565	13.5%
Operating (loss) income	$(7,108)	$6,038	(217.7%)
Comparison Between the Quarters Ended March 31, 2026 and 2025 — Revenue within our All Other Segments for the first quarter increased 13.5% primarily driven by growth in our warehousing business. Operating results declined year-over-year to an operating loss partially due to the inclusion of $5.2 million of costs for the accounts receivable securitization program, startup costs on new contract awards in our warehousing business for which revenue is expected to ramp in the coming months, and the delay of warehousing project opportunities into the second and third quarters for which costs had already begun to be incurred.

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

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Salaries, wages, and benefits	$728,698	$721,659	1.0%
% of total revenue	39.4%	39.6%	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	44.5%	44.2%	30	bps
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
Comparison Between the Quarters Ended March 31, 2026 and 2025 — The $7.0 million increase in consolidated salaries, wages, and benefits for the first quarter of 2026, as compared to the first quarter of 2025, is primarily due to a $11.2 million increase in LTL wages as a result of service center expansion and labor to support increased shipment count from expansion efforts. This was partially offset by a $3.8 million decrease in Truckload driving associate mileage pay primarily due to a 3.3% decrease in total miles driven by company driving associates in our Truckload segment.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Fuel	$231,338	$207,246	11.6%
% of total revenue	12.5%	11.4%	110	bps
% of revenue, excluding truckload and LTL fuel surcharge	14.1%	12.7%	140	bps
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
Comparison Between Quarters Ended March 31, 2026 and 2025 — The $24.1 million increase in consolidated fuel expense for the first quarter of 2026 is primarily driven by an increase in the average weekly DOE fuel prices for the first quarter of 2026, as compared to the first quarter of 2025. Average weekly DOE fuel prices were $4.12 per gallon for the first quarter of 2026 and $3.63 per gallon for the first quarter of 2025. This was partially offset by a 3.3% decrease in Truckload total miles driven by company driving associates.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Operations and maintenance	$128,473	$132,372	(2.9%)
% of total revenue	6.9%	7.3%	(40	bps)
% of revenue, excluding truckload and LTL fuel surcharge	7.8%	8.1%	(30	bps)
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
Operations and maintenance expense decreased $3.9 million for the first quarter of 2026, as compared to the first quarter of 2025, primarily due to the decrease in company miles discussed above.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Insurance and claims	$109,157	$92,225	18.4%
% of total revenue	5.9%	5.1%	80	bps
% of revenue, excluding truckload and LTL fuel surcharge	6.7%	5.6%	110	bps

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many transportation companies based upon significant verdicts and settlements against transportation companies. As a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in prior-year claims. In future periods, our higher self-insured retention limits and lower excess coverage limits, may cause increased volatility in our consolidated insurance and claims expense.
Comparison Between Quarters Ended March 31, 2026 and 2025 — Consolidated insurance and claims expense increased by $16.9 million for the first quarter of 2026, as compared to the same period last year. This increase was primarily due to $18.0 million of expense for claims development in our LTL segment, primarily related to an adverse arbitration ruling on a 2022 claim.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Operating taxes and licenses	$37,394	$34,366	8.8%
% of total revenue	2.0%	1.9%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.3%	2.1%	20	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses expenses increased by $3.0 million for the first quarter of 2026 as compared to the first quarter of 2025, primarily due to $4.1 million of expense in our Truckload segment for an adverse decision on VAT reimbursement in Mexico for prior tax years.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Communications	$6,442	$7,383	(12.7%)
% of total revenue	0.3%	0.4%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.5%	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense decreased $0.9 million for the first quarter of 2026 primarily due to the decrease in total miles discussed above.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$176,809	$177,479	(0.4%)
% of total revenue	9.6%	9.7%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	10.8%	10.9%	(10	bps)

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
Comparison Between Quarters Ended March 31, 2026 and 2025 — Consolidated depreciation and amortization of property and equipment remained relatively flat for the first quarter of 2026 as compared to the first quarter of 2025.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2026. Additionally, we anticipate that our equipment suppliers may need to raise prices in response to tariffs.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Amortization of intangibles	$18,902	$19,246	(1.8%)
% of total revenue	1.0%	1.1%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.2%	1.2%	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Rental expense	$45,052	$42,866	5.1%
% of total revenue	2.4%	2.3%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.8%	2.6%	20	bps
Rental expense consists primarily of payments for our terminals and other real estate leases, as well as for revenue equipment assumed in the U.S. Xpress Acquisition.
Comparison Between Quarters Ended March 31, 2026 and 2025 — Consolidated rental expense increased $2.2 million for the first quarter of 2026, primarily due to higher rental renewal rates on several of our leased properties.
We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions for the remainder of 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Purchased transportation	$278,628	$277,294	0.5%
% of total revenue	15.1%	15.2%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	17.0%	17.0%	—	bps
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
Comparison Between the Quarters Ended March 31, 2026 and 2025 — As a percentage of revenue, excluding truckload and LTL fuel surcharge, consolidated purchase transportation expense remained flat year-over-year.

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Impairments	$882	$28	3,050.0%
First quarter 2026 reflects non-cash impairments related to certain intangible assets (within the All Other Segments) and assets held for sale (within the Truckload segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Miscellaneous operating expenses	$59,864	$45,535	31.5%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended March 31, 2026 and 2025 — The $14.3 million increase in net consolidated miscellaneous operating expenses is primarily due to the inclusion of $5.2 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement and an $8.5 million decrease in gain on sales of operating property and equipment.
Consolidated Other Expenses (Income)

	Quarter Ended March 31,		Increase (Decrease)
	2026	2025
	(Dollars in thousands)
Interest expense	$30,729	$40,203	(23.6%)
Other expense (income), net	1,181	(11,038)	(110.7%)
Income tax (benefit) expense	(107)	10,303	(101.0%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Additional details regarding our debt are discussed in Note 5 in Part I, Item 1 of this Quarterly Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2026 and 2025 — The $9.5 million decrease in interest expense is primarily driven by the exclusion of $5.2 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement and lower average interest rates during the first quarter of 2026 when compared to the first quarter of 2025.
Other expense (income), net — Other expense (income), net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended March 31, 2026 and 2025 — The $12.2 million decrease in other expense (income), net is primarily driven by a net loss recorded within our portfolio of investments during the first quarter of 2026.
Income tax (benefit) expense — In addition to the discussion below, Note 3 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended March 31, 2026 and 2025 — The $10.4 million decrease in consolidated income tax expense was primarily due to a decrease in pretax income. Our effective tax rate for the first quarter of 2026 was 7.0%, compared to 25.4% for the first quarter of 2025.

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
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Expenses, Adjusted Operating Ratio, and Free Cash Flow are not substitutes for their comparable GAAP financial measures, such as net (loss) income, cash flows from operating activities, operating income, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2026	2025
	(In thousands)
GAAP: Net (loss) income attributable to Knight-Swift	$(1,317)	$30,639
Adjusted for:
Income tax (benefit) expense attributable to Knight-Swift	(107)	10,303
(Loss) income before income taxes attributable to Knight-Swift	(1,424)	40,942
Amortization of intangibles [1]	19,042	19,628
Impairments [2]	882	28
Legal accruals [3]	600	261
Severance expense [4]	518	—
Restructuring expense [5]	200	—
Adjusted income before income taxes	19,818	60,859
Provision for income tax expense at effective rate [6]	(5,556)	(15,487)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$14,262	$45,372

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2026	2025
GAAP: (Loss) earnings per diluted share	$(0.01)	$0.19
Adjusted for:
Income tax (benefit) expense attributable to Knight-Swift	—	0.06
(Loss) income before income taxes attributable to Knight-Swift	(0.01)	0.25
Amortization of intangibles [1]	0.12	0.12
Impairments [2]	0.01	—
Legal accruals [3]	—	—
Severance expense [4]	—	—
Restructuring expense [5]	—	—
Adjusted income before income taxes	0.12	0.37
Provision for income tax expense at effective rate [6]	(0.03)	(0.09)
Non-GAAP: Adjusted EPS	$0.09	$0.28

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
2    "Impairments" reflects the non-cash impairment:
•First quarter 2026 reflects non-cash impairments related to certain intangible assets (within the All Other Segments) and assets held for sale (within the Truckload segment).
•First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First quarter 2026 legal expense reflects the net increased estimated exposure for accrued legal matters based on recent settlement agreements.
•First quarter 2025 legal expense reflects the increased estimated exposure for accrued legal matters based on recent settlement agreements.
4    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
5    "Restructuring expense" reflects costs incurred with the wind-down of Abilene Motor Express and is included within "Operations and maintenance" and "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
6    For the first quarter of 2026, an adjusted effective tax rate of 28.0% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the first quarter of 2025, an adjusted effective tax rate of 25.4% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	Quarter Ended March 31,
	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,850,223	$1,824,362
Total operating expenses	(1,821,639)	(1,757,699)
Operating income	$28,584	$66,663
Operating ratio	98.5%	96.3%

Non-GAAP Presentation
Total revenue	$1,850,223	$1,824,362
Truckload and LTL fuel surcharge	(212,191)	(191,399)
Revenue, excluding truckload and LTL fuel surcharge	1,638,032	1,632,963

Total operating expenses	1,821,639	1,757,699
Adjusted for:
Truckload and LTL fuel surcharge	(212,191)	(191,399)
Amortization of intangibles [1]	(19,042)	(19,628)
Impairments [2]	(882)	(28)
Legal accruals [3]	(600)	(261)
Severance expense [4]	(518)	—
Restructuring expense [5]	(200)	—
Adjusted Operating Expenses	1,588,206	1,546,383
Adjusted Operating Income	$49,826	$86,580
Adjusted Operating Ratio	97.0%	94.7%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended March 31,
	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,202,166	$1,192,550
Total operating expenses	(1,165,108)	(1,147,950)
Operating income	$37,058	$44,600
Operating ratio	96.9%	96.3%

Non-GAAP Presentation
Total revenue	$1,202,166	$1,192,550
Fuel surcharge	(156,963)	(144,256)
Intersegment transactions	(96)	(211)
Revenue, excluding fuel surcharge and intersegment transactions	1,045,107	1,048,083

Total operating expenses	1,165,108	1,147,950
Adjusted for:
Fuel surcharge	(156,963)	(144,256)
Intersegment transactions	(96)	(211)
Amortization of intangibles [1]	(1,551)	(1,775)
Impairments [2]	(50)	(28)
Legal accruals [3]	—	(82)
Restructuring expense [4]	(200)	—
Adjusted Operating Expenses	1,006,248	1,001,598
Adjusted Operating Income	$38,859	$46,485
Adjusted Operating Ratio	96.3%	95.6%

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
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended March 31,
	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$368,364	$352,401
Total operating expenses	(371,929)	(339,707)
Operating (loss) income	$(3,565)	$12,694
Operating ratio	101.0%	96.4%

Non-GAAP Presentation
Total revenue	$368,364	$352,401
Fuel surcharge	(55,228)	(47,143)
Revenue, excluding fuel surcharge	313,136	305,258

Total operating expenses	371,929	339,707
Adjusted for:
Fuel surcharge	(55,228)	(47,143)
Amortization of intangibles [1]	(4,786)	(5,027)
Adjusted Operating Expenses	311,915	287,537
Adjusted Operating Income	$1,221	$17,721
Adjusted Operating Ratio	99.6%	94.2%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
Logistics Segment

	Quarter Ended March 31,
	2026	2025
GAAP Presentation	(Dollars in thousands)
Revenue	$127,608	$141,621
Total operating expenses	(123,985)	(136,478)
Operating income	$3,623	$5,143
Operating ratio	97.2%	96.4%

Non-GAAP Presentation
Revenue	$127,608	$141,621

Total operating expenses	123,985	136,478
Adjusted for:
Amortization of intangibles [1]	(1,164)	(1,164)
Adjusted Operating Expenses	122,821	135,314
Adjusted Operating Income	$4,787	$6,307
Adjusted Operating Ratio	96.2%	95.5%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended March 31,
	2026	2025
GAAP Presentation	(Dollars in thousands)
Revenue	$93,589	$91,103
Total operating expenses	(95,013)	(92,915)
Operating loss	$(1,424)	$(1,812)
Operating ratio	101.5%	102.0%

Non-GAAP Reconciliation: Free Cash Flow

Quarter Ended March 31, 2026

GAAP: Cash flows from operations	$142,540
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	44,434
Purchases of property and equipment	(130,037)
Non-GAAP: Free Cash Flow	$56,937

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2026
(In thousands)
Cash and cash equivalents, excluding restricted cash	$222,774
Availability under 2025 Revolver, due July 8, 2030 [1]	827,305
Availability under 2025 RPA, due October 2, 2028 [2]	1,000
Total unrestricted liquidity	$1,051,079
Cash and cash equivalents – restricted [3]	76,804
Total liquidity, including restricted cash	$1,127,883

1    As of March 31, 2026, we had $658.0 million in borrowings under our $1.5 billion 2025 Revolver. We additionally had $14.7 million in outstanding letters of credit (discussed below) issued under the 2025 Revolver, leaving $827.3 million available under the 2025 Revolver.
2    Based on eligible receivables at March 31, 2026, our facility capacity under the 2025 RPA was $456.2 million, while outstanding capital was $455.2 million, leaving $1.0 million available under the 2025 RPA. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for more information regarding the 2025 RPA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $70.4 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $6.4 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — Subject to our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet (when justified by customer demand), expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures for full-year 2026 will be in the range of $600 million - $650 million, which is an update from the original projection of $625 million - $675 million. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of March 31, 2026, we had debt and finance lease obligations of $2.3 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Our lenders may issue standby letters of credit on our behalf, certain of which reduce availability under our revolving line of credit. As of March 31, 2026, we also had outstanding letters of credit of $188.9 million pursuant to a bilateral agreement which do not impact the availability of the 2025 Revolver. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of March 31, 2026, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 9 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working Capital
We had a working capital deficit of $404.3 million as of March 31, 2026 and a working capital deficit of $143.7 million as of December 31, 2025. The deficit as of March 31, 2026 is primarily due to the classification of the 2025 Term Loan A-2, maturing on January 8, 2027, as a current liability. We intend to refinance the 2025 Term Loan A-2 prior to its maturity.
Material Debt Agreements
As of March 31, 2026, we had $2.3 billion in material debt obligations at the following carrying values:
•$698.2 million: 2025 Term Loan A-1, due July 2030, net of $1.8 million in deferred loan costs
•$299.5 million: 2025 Term Loan A-2, due January 2027, net of $0.5 million in deferred loan costs
•$572.9 million: Finance lease obligations
•$658.0 million: 2025 Revolver, due July 2030
•$88.3 million: Revenue equipment installment notes
•$8.6 million: Other
As of December 31, 2025, we had $2.4 billion in material debt obligations at the following carrying values:
•$698.1 million: 2025 Term Loan A-1, due July 2030, net of $1.9 million in deferred loan costs
•$299.4 million: 2025 Term Loan A-2, due January 2027, net of $0.6 million in deferred loan costs
•$606.2 million: Finance lease obligations
•$626.0 million: 2025 Revolver, due July 2030
•$106.6 million: Revenue equipment installment notes
•$13.9 million: Other

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2026	2025
	(In thousands)
Net cash provided by operating activities	$142,540	$109,429	$33,111
Net cash used in investing activities	(83,578)	(54,219)	(29,359)
Net cash used in financing activities	(68,124)	(76,303)	8,179

Net Cash Provided by Operating Activities
Comparison Between Quarter Ended March 31, 2026 and 2025 — The $33.1 million increase in net cash provided by operating activities was primarily driven by the timing of changes of $32.7 million within "Accrued liabilities and claims accrual" for the quarter ended March 31, 2026 in comparison to the prior year quarter.
Note: Factors affecting operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Quarter Ended March 31, 2026 and 2025 — The $29.4 million increase in net cash used in investing activities was primarily due to a $46.2 million increase in net cash capital expenditures and was partially offset by a $10.4 million decrease in cash used on the acquisitions of leased properties.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Financing Activities
Comparison Between Quarter Ended March 31, 2026 and 2025 — Net cash used in financing activities decreased by $8.2 million, primarily due to a decrease in net payments on our finance leases and long-term debt of $14.6 million partially offset by a $3.4 million increase in dividends paid.

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
Other than as disclosed below, there have been no material changes from the market risks discussed in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" set forth in Part II, Item 7A of our 2025 Annual Report.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to an average of $4.12 per gallon for the first quarter of 2026 from an average of $3.63 per gallon for the first quarter of 2025. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 8 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2026, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2025 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
January 1, 2026 to January 31, 2026	—	$—	—	$200,041
February 1, 2026 to February 28, 2026	—	$—	—	$200,041
March 1, 2026 to March 31, 2026	—	$—	—	$200,041
Total	—	$—	—	$200,041

1In April 2022, the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 9 in Part I, Item 1 of this Quarterly Report regarding our share repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended March 31, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	April 29, 2026	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	April 29, 2026	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant