Form 10-Q
period 2026-06-30
Knight-Swift Transportation Holdings Inc.
filed 2026-07-29
CIK 1492691

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
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 162,756,000 shares of the registrant's common stock outstanding as of July 22, 2026.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2025 Debt Agreement	The Company's unsecured credit agreement, entered into on July 8, 2025, consisting of the 2025 Revolver and 2025 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2025 Revolver	Revolving line of credit under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loans	The Company's term loans under the 2025 Debt Agreement, collectively consisting of the 2025 Term Loan A-1 and 2025 Term Loan A-2
2025 Term Loan A-1	The Company's term loan under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loan A-2	The Company's term loan under the 2025 Debt Agreement, maturing on January 8, 2027
2025 RSA	Eighth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 1, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2025 RPA	The Receivables Purchase Agreement, entered into on December 31, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2031 Notes	The Company's $1.5 billion aggregate principal amount of 1.00% Convertible Senior Notes due 2031
2031 Notes Indenture	The indenture related to the 2031 Notes dated May 8, 2026 between the Company and U.S. Bank Trust Company, National Association, as trustee
2026 Capped Calls	The Company's privately negotiated capped call transactions with certain of the initial purchasers of the 2031 Notes or their respective affiliates and other financial institutions
Abilene	Abilene Motor Express, LLC and its related entities
ACT or AAA Cooper	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$186,114	$220,420
Cash and cash equivalents – restricted	74,715	82,381
Trade receivables, net of allowance for doubtful accounts of $29,354 and $30,647, respectively	434,776	305,324
Contract balance – revenue in transit	12,014	9,642
Prepaid expenses	106,917	113,985
Assets held for sale	51,801	72,985
Income tax receivable	48,899	45,895
Other current assets	27,680	36,894
Total current assets	942,916	887,526
Gross property and equipment	7,581,734	7,380,056
Less: accumulated depreciation and amortization	(2,809,508)	(2,662,331)
Property and equipment, net	4,772,226	4,717,725
Operating lease right-of-use-assets	291,343	314,571
Goodwill	3,934,741	3,934,741
Intangible assets, net	1,897,759	1,935,699
Other long-term assets	165,360	165,174
Total assets	$12,004,345	$11,955,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,673	$200,835
Accrued payroll and purchased transportation	209,555	194,910
Accrued liabilities	60,117	66,638
Claims accruals – current portion	243,912	246,882
Finance lease liabilities and long-term debt – current portion	166,487	194,406
Operating lease liabilities – current portion	113,587	127,538
Total current liabilities	1,075,331	1,031,209
Revolving line of credit	—	626,000
Long-term debt – less current portion	231,425	1,027,793
Convertible senior notes	1,465,833	—
Finance lease liabilities – less current portion	511,867	502,042
Operating lease liabilities – less current portion	195,965	207,788
Claims accruals – less current portion	396,082	359,546
Deferred tax liabilities	898,110	904,075
Other long-term liabilities	238,922	205,117
Total liabilities	5,013,535	4,863,570
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,736 and 162,339 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1,627	1,623
Additional paid-in capital	4,414,691	4,480,725
Accumulated other comprehensive loss	(143)	(716)
Retained earnings	2,565,098	2,600,822
Total Knight-Swift stockholders' equity	6,981,273	7,082,454
Noncontrolling interest	9,537	9,412
Total stockholders’ equity	6,990,810	7,091,866
Total liabilities and stockholders’ equity	$12,004,345	$11,955,436
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,764,387	$1,672,201	$3,402,419	$3,305,164
Truckload and LTL fuel surcharge	331,325	189,739	543,516	381,138
Total revenue	2,095,712	1,861,940	3,945,935	3,686,302
Operating expenses:
Salaries, wages, and benefits	768,813	754,582	1,497,511	1,476,241
Fuel	307,361	203,566	538,699	410,812
Operations and maintenance	136,438	139,970	264,911	272,342
Insurance and claims	100,164	85,281	209,321	177,506
Operating taxes and licenses	34,735	34,525	72,129	68,891
Communications	7,245	7,381	13,687	14,764
Depreciation and amortization of property and equipment	178,161	176,538	354,970	354,017
Amortization of intangibles	18,834	19,246	37,736	38,492
Rental expense	43,876	43,196	88,928	86,062
Purchased transportation	322,147	265,722	600,775	543,016
Impairments	—	10,584	882	10,612
Miscellaneous operating expenses	73,087	48,733	132,951	94,268
Total operating expenses	1,990,861	1,789,324	3,812,500	3,547,023
Operating income	104,851	72,616	133,435	139,279
Other (expenses) income:
Interest income	1,824	3,036	3,630	6,070
Interest expense	(23,251)	(40,878)	(53,980)	(81,081)
Other (expense) income, net	(17,919)	13,150	(19,100)	24,188
Total other expenses, net	(39,346)	(24,692)	(69,450)	(50,823)
Income before income taxes	65,505	47,924	63,985	88,456
Income tax expense	22,355	13,993	22,248	24,296
Net income	43,150	33,931	41,737	64,160
Net loss attributable to noncontrolling interest	39	312	135	722
Net income attributable to Knight-Swift	43,189	34,243	41,872	64,882
Other comprehensive income (loss)	233	(109)	573	354
Comprehensive income	$43,422	$34,134	$42,445	$65,236

Earnings per share:
Basic	$0.27	$0.21	$0.26	$0.40
Diluted	$0.26	$0.21	$0.26	$0.40

Dividends declared per share:	$0.20	$0.18	$0.40	$0.36

Weighted average shares outstanding:
Basic	162,579	162,131	162,502	162,052
Diluted	163,283	162,541	163,216	162,497
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$41,737	$64,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	392,706	392,509
Gain on sale of property and equipment	(32,172)	(33,784)
Impairments	882	10,612
Deferred income taxes	20,188	(33,897)
Non-cash lease expense	77,862	77,327
Gain on equity securities	(195)	(177)
Other adjustments to reconcile net income to net cash provided by operating activities	43,593	12,204
Increase (decrease) in cash resulting from changes in:
Trade receivables	(134,378)	(53,883)
Income tax receivable	(3,004)	9,244
Accounts payable	46,272	(63,469)
Accrued liabilities and claims accrual	62,664	(128)
Operating lease liabilities	(77,637)	(75,366)
Other assets and liabilities	11,840	20,577
Net cash provided by operating activities	450,358	325,929
Cash flows from investing activities:
Proceeds from sale of property and equipment, including assets held for sale	120,764	158,366
Purchases of property and equipment	(380,682)	(330,614)
Expenditures on assets held for sale	—	(716)
Acquisition of leased assets	—	(10,425)
Other cash flows provided by (used in) investing activities	2,855	(6,228)
Net cash used in investing activities	(257,063)	(189,617)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(883,194)	(148,948)
Borrowings on revolving lines of credit	62,000	165,000
Repayments on revolving lines of credit	(688,000)	(100,000)
Borrowings under accounts receivable securitization	—	30,000
Repayments of accounts receivable securitization	—	(50,000)
Proceeds from convertible senior notes	1,466,250	—
Purchase of capped calls	(107,100)	—
Proceeds from common stock issued	3,187	3,409
Dividends paid	(65,807)	(58,985)
Other cash flows used in financing activities	(21,712)	(2,062)
Net cash used in financing activities	(234,376)	(161,586)
Net decrease in cash, restricted cash, and equivalents	(41,081)	(25,274)
Cash, restricted cash, and equivalents at beginning of period	308,740	370,230
Cash, restricted cash, and equivalents at end of period	$267,659	$344,956

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2026	2025
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,999	$75,140
Income taxes	4,383	41,281
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$39,188	$39,614
Financing provided to independent contractors for equipment sold	618	314
Transfers from property and equipment to assets held for sale	42,628	71,904
Right-of-use assets obtained in exchange for operating lease liabilities	51,863	21,562
Property and equipment obtained in exchange for finance lease liabilities	66,809	3,138
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	—	11,860

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$186,114	$220,420	$216,320	$218,261
Cash and cash equivalents – restricted [1]	74,715	82,381	123,052	147,684
Other long-term assets [1]	6,830	5,939	5,584	4,285
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$267,659	$308,740	$344,956	$370,230

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2025	162,339	$1,623	$4,480,725	$2,600,822	$(716)	$7,082,454	$9,412	$7,091,866
Common stock issued to employees	339	3	(3)			—		—
Common stock issued to the Board	20	—	1,228			1,228		1,228
Common stock issued under ESPP	38	1	1,958			1,959		1,959
Shares withheld – RSU settlement				(12,131)		(12,131)		(12,131)
Employee stock-based compensation expense			11,730			11,730		11,730
Cash dividends paid and dividends accrued ($0.40 per share)				(65,465)		(65,465)		(65,465)
Net income				41,872		41,872	(135)	41,737
Other comprehensive income					573	573		573
Investment in noncontrolling interest							460	460
Distribution to noncontrolling interest						—	(200)	(200)
2026 Capped Calls, net of tax			(80,947)			(80,947)		(80,947)
Balances – June 30, 2026	162,736	$1,627	$4,414,691	$2,565,098	$(143)	$6,981,273	$9,537	$6,990,810

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	306	4	(4)			—		—
Common stock issued to the Board	28	—	1,271			1,271		1,271
Common stock issued under ESPP	47	—	2,138			2,138		2,138
Shares withheld – RSU settlement				(8,197)		(8,197)		(8,197)
Employee stock-based compensation expense			14,073			14,073		14,073
Cash dividends paid and dividends accrued ($0.36 per share)				(58,812)		(58,812)		(58,812)
Net income				64,882		64,882	(722)	64,160
Other comprehensive income					354	354		354
Investment in noncontrolling interest							1,326	1,326
Distribution to noncontrolling interest							(200)	(200)
Balances – June 30, 2025	162,277	$1,623	$4,464,204	$2,658,937	$(88)	$7,124,676	$8,242	$7,132,918
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances - March 31, 2026	162,475	$1,625	$4,489,172	$2,563,347	(376)	$7,053,768	$9,551	$7,063,319
Common stock issued to employees	224	2	(2)			—		—
Common stock issued to the Board	20	—	1,228			1,228		1,228
Common stock issued under ESPP	17	—	949			949		949
Shares withheld – RSU settlement				(8,706)		(8,706)		(8,706)
Employee stock-based compensation expense			4,291			4,291		4,291
Cash dividends paid and dividends accrued ($0.20 per share)				(32,732)		(32,732)		(32,732)
Net income				43,189		43,189	(39)	43,150
Other comprehensive income					233	233		233
Investment in noncontrolling interest							225	225
Distribution to noncontrolling interest							(200)	(200)
2026 Capped Calls, net of tax			(80,947)			(80,947)		(80,947)
Balances – June 30, 2026	162,736	$1,627	$4,414,691	$2,565,098	$(143)	$6,981,273	$9,537	$6,990,810

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2025	162,024	$1,620	$4,454,631	$2,658,598	21	$7,114,870	$7,935	$7,122,805
Common stock issued to employees	199	3	(3)			—		—
Common stock issued to the Board	28	—	1,271			1,271		1,271
Common stock issued under ESPP	26	—	1,072			1,072		1,072
Shares withheld – RSU settlement				(4,465)		(4,465)		(4,465)
Employee stock-based compensation expense			7,233			7,233		7,233
Cash dividends paid and dividends accrued ($0.18 per share)				(29,439)		(29,439)		(29,439)
Net income				34,243		34,243	(312)	33,931
Other comprehensive loss					(109)	(109)		(109)
Investment in noncontrolling interest							619	619
Balances – June 30, 2025	162,277	$1,623	$4,464,204	$2,658,937	$(88)	$7,124,676	$8,242	$7,132,918
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended June 30, 2026, the Company operated an average of 20,866 tractors (comprised of 18,780 company tractors and 2,086 independent contractor tractors) and 82,125 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 4,273 tractors and 11,368 trailers. Additionally, the Intermodal segment operated an average of 607 tractors and 12,504 intermodal containers. As of June 30, 2026, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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
Change in Annual Goodwill Impairment Testing Date
During the quarter ended June 30, 2026, the Company changed its annual goodwill impairment testing date from June 30 to April 30. Management believes that the new testing date is preferable as it better aligns the annual impairment assessment with the Company's forecasting processes. The change did not result in the acceleration, delay, or avoidance of any impairment charge, and less than twelve months elapsed between the previous annual impairment test and the new annual impairment testing date. The change had no material impact on the Company's condensed consolidated financial statements.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
May 2026	ASU 2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	The amendments in this ASU establish guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations.	December 2027, Prospective adoption	Currently under evaluation, but not expected to be material
April 2026	ASU 2026-01: Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock	The amendments in this ASU clarify how issuers initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock by requiring issuers the use of the PIK dividend rate stated in the preferred stock agreement.	January 2027, Prospective adoption	Currently under evaluation, but not expected to be material
July 2025	ASU 2025-05: Financial Instruments – Credit Losses (Topic 326)	The amendments in this ASU create a practical expedient for use when estimating expected credit losses for current accounts receivable and current contract assets that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.	January 2026, Prospective[1]	No material impact
1Adopted during the first quarter of 2026.
Since management is continuing to evaluate the impacts of the above standards, disclosures around these preliminary assessments are subject to change.

Note 3 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended June 30, 2026 and June 30, 2025 were 34.1% and 29.2%, respectively. The effective tax rates for the year-to-date periods ended June 30, 2026 and 2025 were 34.8% and 27.5%, respectively. The current quarter effective tax rate was primarily impacted by an increase in pre-tax income and additional tax expense associated with the mark-to-market adjustment of the U.S. Xpress purchase price obligation.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company has $12.0 million and $11.9 million, respectively in valuation allowances associated with state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of June 30, 2026 and December 31, 2025.
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
As part of the 2025 RPA, the Company's receivable originator subsidiaries sell without recourse, on a continuous revolving basis, all of their rights, title, and interest of their eligible pool of accounts receivable generated in the ordinary course of business ("Eligible Receivables") to Swift Receivables Company II, LLC ("SRCII"), a wholly-owned bankruptcy remote entity. As of June 30, 2026, the Company's Eligible Receivables generally have high credit quality, as determined by the obligor's corporate credit rating. Upon the transfer of the Eligible Receivables to SRCII, the Eligible Receivables are legally isolated from the Company. SRCII in turn sells, assigns, and transfers on a revolving basis its rights, title and interest in and to certain of the Eligible Receivables ("Sold Receivables") on an invoice-by-invoice basis, including all related security and collections with respect to the Sold Receivables to the various unaffiliated third-party financial institutions (the "Purchasers") in exchange for cash. The maximum facility capacity of the 2025 RPA is $575.0 million. The Company sold approximately $541.2 million and $478.2 million in Sold Receivables to the Purchasers as of June 30, 2026 and December 31, 2025, respectively. The Company continues to service the Sold Receivables from the customers, including collection services, but retains no interest in the Sold Receivables, and remits payment to the Purchasers. As cash is collected on Sold Receivables, the Company’s available capacity under 2025 RPA increases, and the Company typically sells additional receivables to the Purchasers.
The sale of the Sold Receivables to the Purchasers qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. Cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows. The remaining Eligible Receivables not sold and held by SRCII ("Unsold Receivables") were $97.3 million and $60.4 million as of June 30, 2026 and December 31, 2025 respectively, and are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. Subsequent cash collections of the Unsold Receivables are classified as operating activities in our consolidated statement of cash flows.
The 2025 RPA contains guarantees of payment, not collection by SRCII to the Purchasers ("Guaranteed Obligations"), which are collateralized by the Unsold Receivables. As of June 30, 2026 and December 31, 2025, the fair value of the Guaranteed Obligations was $5.1 million and $5.6 million, respectively, and are included in "Accrued liabilities" in the condensed consolidated balance sheets.
The Company incurs program and yield fees due to the Purchasers related to the Sold Receivables, which are recorded in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company incurred program and yield fees of $5.8 million and $11.0 million during the quarter and year-to-date periods ended June 30, 2026, respectively. In addition, the 2025 RPA includes various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the key terms of the 2025 RPA (dollars in thousands):

2025 RPA
(Dollars in thousands)
Effective date	December 31, 2025
Final maturity date	October 2, 2028
Facility capacity	$575,000
Unused commitment fee rate [1]	20 to 40 basis points
Program fees on outstanding balances [2]	one month SOFR + 87.5 basis points or commercial paper + 77.5 basis points

1The commitment fee rates are based on the percentage of the maximum facility capacity utilized.
2As identified within the 2025 RPA, the Purchasers can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2025 RPA is calculated as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Facility capacity, based on eligible receivables	$542,100	$499,300
Less: cash received from receivables sold	(541,200)	(478,200)
Availability under 2025 RPA	$900	$21,100

Note 5 — Debt and Financing
The Company's long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
2025 Term Loan A-1, due July 8, 2030, net 1 2 3	224,374	698,136
2025 Term Loan A-2, due January 8, 2027, net 1 3	—	299,369
Revenue equipment installment notes 1 4	70,777	106,619
Prudential Notes, net [1]	3,056	8,121
Other	5,271	5,770
Total long-term debt, including current portion	303,478	1,118,015
Less: current portion of long-term debt	(72,053)	(90,222)
Long-term debt, less current portion	$231,425	$1,027,793

	June 30, 2026	December 31, 2025
	(In thousands)
Total long-term debt, including current portion	$303,478	$1,118,015
2025 Revolver, due July 8, 2030 1 5	—	626,000
Long-term debt, including revolving line of credit	$303,478	$1,744,015

1Refer to Note 12 for information regarding the fair value of debt.
2As of June 30, 2026, the carrying amount of the 2025 Term Loan A-1 was net of $0.6 million in deferred loan costs.
3As of December 31, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.6 million in deferred loan costs, respectively.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 5.56% and 5.19% as of June 30, 2026 and December 31, 2025, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
5The Company also had outstanding letters of credit of $14.7 million and $18.3 million under the 2025 Revolver, primarily related to workers' compensation and self-insurance liabilities for both June 30, 2026 and December 31, 2025, respectively. The Company also had outstanding letters of credit of $194.8 million and $191.1 million under a separate bilateral agreement which do not impact the availability of the 2025 Revolver as of June 30, 2026 and December 31, 2025, respectively.
Credit Agreements
2025 Debt Agreement — On July 8, 2025, the Company entered into the $2.5 billion 2025 Debt Agreement (an unsecured credit facility) with a group of banks, replacing the Company's prior debt agreements. The 2025 Debt Agreement included the 2025 Term Loan A-2 which was paid off on May 8, 2026 with the proceeds from the 2031 Notes. Refer to Note 6 for more information regarding the 2031 Notes. The following table presents the key terms of the 2025 Debt Agreement:

	2025 Term Loan A-1	2025 Revolver [2]
2025 Debt Agreement Terms	(Dollars in thousands)
Maximum borrowing capacity	$700,000	$1,500,000
Final maturity date	July 8, 2030	July 8, 2030
Interest rate margin reference rate	SOFR	SOFR
Interest rate minimum margin [1]	0.93%	0.93%
Interest rate maximum margin [1]	1.55%	1.55%
Minimum principal payment — amount [3]	$8,750	$—
Minimum principal payment — frequency [3]	Quarterly	Once
Minimum principal payment — commencement date [3]	September 30, 2028	July 8, 2030
1The interest rate margin for the 2025 Term Loan and 2025 Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2026, interest accrued at 4.92% on the 2025 Term Loan A-1 and 4.95% on the 2025 Revolver.
2The commitment fee for the unused portion of the 2025 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of June 30, 2026, commitment fees on the unused portion of the 2025 Revolver accrued at 0.15% and outstanding letter of credit fees accrued at 1.30%.
3The Company has prepaid all scheduled quarterly principal payments under the 2025 Term Loan A‑1; accordingly, no additional principal payments are due prior to maturity.
The 2025 Debt Agreement contains certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2025 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2025 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2025 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2025 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of June 30, 2026, the Company was in compliance with the covenants under the 2025 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $64.1 million as of June 30, 2026. Terms generally range from 48 months to 84 months. The interest rates as of June 30, 2026 range from 2.87% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The final 2021 Prudential Note has an interest rate of 4.05% and a maturity date of January 2028. The final 2021 Prudential Note is unsecured and contains usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2025 Debt Agreement. As of June 30, 2026, the Company was in compliance with the covenants under the final 2021 Prudential Note.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 6 — Convertible Senior Notes
The Company's 2031 Convertible Senior Notes consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
2031 Notes, due November 15, 2031 1 2	$1,465,833	—

1Refer to Note 12 for information regarding the fair value of debt.
2As of June 30, 2026, the carrying amount of the 2031 Notes was net of $1.3 million in unamortized debt issuance costs and $32.9 million of unamortized debt discount.

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
	(In thousands)
Contractual interest expense related to the 2031 Notes	$2,178	$—	$2,178	$—
Amortization of debt discount and issuance costs related to the 2031 Notes	887	—	887	—
2031 Notes interest expense [1]	$3,065	$—	$3,065	$—

1The "2031 Notes interest expense" is recorded in "Interest expense" in the condensed consolidated statements of comprehensive income.
2031 Convertible Senior Notes
On May 8, 2026, the Company completed its private offering (the "Offering") of the 2031 Notes with a face value of $1.5 billion. The 2031 Notes were issued pursuant to the 2031 Notes Indenture.
The 2031 Notes are general senior unsecured obligations of the Company and will mature on November 15, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes will bear interest at a rate of 1.00% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026.
Holders may convert all or any portion of their 2031 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2031 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2031 Notes on each applicable trading day;

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
•during the five business day period after any ten consecutive trading day period (the "measurement period") in which the "trading price" (as defined in the 2031 Notes Indenture) per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
•if the Company calls such 2031 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2031 Notes called (or deemed called) for redemption; or
•upon the occurrence of specified corporate events as set forth in the 2031 Notes Indenture.
On or after August 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2031 Notes may convert all or any portion of their 2031 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2031 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted, in the manner and subject to the terms and conditions provided in the 2031 Notes Indenture.
The initial conversion rate for the 2031 Notes is 12.4835 shares of the Company’s common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $80.11 per share of common stock. The initial conversion price of the 2031 Notes represents a premium of approximately 30% over the last reported sale price of $61.62 per share of common stock on the NYSE on May 5, 2026.
The conversion rate for the 2031 Notes is subject to adjustment in some events in accordance with the terms of the 2031 Notes Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the 2031 Notes or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the 2031 Notes for a holder who elects to convert its 2031 Notes in connection with such a corporate event or convert its 2031 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.
The Company may not redeem the 2031 Notes prior to May 21, 2029. The Company may redeem for cash all or any portion of the 2031 Notes (subject to certain limitations described in the 2031 Notes Indenture), at its option, on a redemption date on or after May 21, 2029 and before the 31st scheduled trading day immediately prior to the maturity date if the last reported sale price of the common stock has been at least 130% of the conversion price for the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2031 Notes.
If the Company undergoes a "fundamental change" (as defined in the 2031 Notes Indenture), then, subject to certain conditions and except as described in the 2031 Notes Indenture, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2031 Notes Indenture includes customary covenants and sets forth certain events of default.
The net proceeds from the Offering were approximately $1.47 billion after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company. The Company used $107.1 million of the net proceeds to pay the cost of the capped call transactions described below. The Company used the remaining net proceeds to repay all $300.0 million principal amount outstanding of the 2025 Term Loan A-2, repay $436.0 million of the $700.0 million principal amount outstanding of the 2025 Term Loan A-1, and repay all $620.0 million of the principal amount then outstanding under the 2025 Revolver as of May 8, 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Debt discount to the initial purchasers and debt issuance costs related to the 2031 Notes totaled $35.1 million at inception and are amortized to interest expense using the effective interest method over the contractual term. The effective interest rate during the quarter ended June 30, 2026 was 1.42%.
During the quarter ended June 30, 2026, the 2031 Notes did not meet any of the circumstances that would allow for a conversion.
Capped Call Transactions
In connection with the Offering, the Company entered into the 2026 Capped Calls at a cost of approximately $107.1 million. The 2026 Capped Calls cover, subject to customary adjustments substantially similar to those applicable to the 2031 Notes, the number of shares of common stock underlying the 2031 Notes. The 2026 Capped Calls are expected to generally reduce the potential dilution to the Company's common stock upon any conversion of the 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to approximately $104.75 per share, which represents a premium of 70% over the last reported sale price of the common stock of $61.62 per share on the NYSE on May 5, 2026, and is subject to certain adjustments under the terms of the 2026 Capped Calls. The Company elected to integrate the 2026 Capped Calls with the 2031 Notes for US federal income tax purposes. Accordingly, the premium paid by the Company for the 2026 Capped Calls will be treated, for US federal income tax purposes, as original issue discount, generally deductible over the term of the 2031 Notes.
The 2026 Capped Calls meet the criteria for equity classification with the cost initially recorded as a reduction to additional paid-in-capital within the consolidated balance sheets, net of the deferred tax impact of $26.2 million associated with the integration of the 2026 Capped Calls with the 2031 Notes. Due to their classification in equity, the 2026 Capped Calls are not remeasured in subsequent reporting periods.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter and year-to-date periods ended June 30, 2026 and 2025 were immaterial.
Assumptions
A weighted-average discount rate of 4.25% was used to determine benefit obligations as of June 30, 2026.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
Discount rate	4.25%	5.26%	4.70%	5.39%
Expected long-term rate of return on pension plan assets	5.00%	5.00%	5.00%	5.00%

Settlement
During the year-to-date period ended June 30, 2026, the Company completed a settlement of a portion of its defined benefit pension plan obligations. The settlement was executed through the purchase of group annuity contracts from a third‑party, which transferred the related benefit obligations and associated plan assets.
As a result of the settlement, the Company recognized pension settlement charges during the quarter and year-to-date periods ended June 30, 2026 of $0.4 million and $0.8 million, respectively. These settlement charges are included in "Salaries, wages, and benefits" in the Company's condensed consolidated statements of comprehensive income. This charge primarily reflects the accelerated recognition of previously unrecognized actuarial losses and prior service costs that were recorded in accumulated other comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Following the settlements, the Company’s projected benefit obligation and plan assets were both reduced by $33.0 million.
The settlement significantly reduced the Company’s exposure to future changes in interest rates, longevity assumptions, and asset return volatility associated with the pension plan. The termination of the pension plan is expected to be finalized during the quarter ended September 30, 2026.
Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of June 30, 2026, the Company had outstanding commitments to purchase revenue equipment of $402.0 million in the remainder of 2026 ($270.4 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2026, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $79.9 million in the remainder of 2026, $55.1 million from 2027 through 2028, $6.3 million from 2029 through 2030, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $5.9 million, relating to the Company's outstanding legal proceedings as of June 30, 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Third-Party Carrier Insurance Commitments
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims. The maximum potential additional premium under each transfer agreement is $14.0 million. As of June 30, 2026 and December 31, 2025, the Company has recorded a loss contingency liability of $14.0 million related to estimated additional premiums as certain claims in the first transfer transaction have reached amounts above the agreed loss development thresholds noted above.

Note 10 — Share Repurchase Plans
In April 2022, the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during the quarter and year-to-date periods ended June 30, 2026 and 2025.no
As of June 30, 2026 and December 31, 2025, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
	(In thousands)
Basic weighted average common shares outstanding	162,579	162,131	162,502	162,052
Dilutive effect of equity awards	704	410	714	445
Diluted weighted average common shares outstanding	163,283	162,541	163,216	162,497

Anti-dilutive effect of outstanding equity awards [1]	91	888	53	697
Anti-dilutive effect of 2031 Notes [2]	18,725	—	18,725	—
Anti-dilutive shares excluded from earnings per diluted share	18,816	888	18,778	697

1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2The anti-dilutive impact of the 2031 Notes is based on the full conversion of the outstanding principal of the 2031 Notes. The principal portion of the 2031 Notes is required to be settled in cash. The 2026 Capped Calls are expected to reduce the potential dilution to the Company’s common stock (or, in the event a conversion of the 2031 Notes was settled in cash, to reduce the cash payment obligation) in the event that at the time of conversion of the 2031 Notes the Company’s common stock price exceeded the conversion price of the 2031 Notes.
Refer to Note 6 for more information regarding the 2031 Notes and 2026 Capped Calls agreements and Note 12 for fair value information regarding the 2031 Notes and 2026 Capped Calls.

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		June 30, 2026		December 31, 2025
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	$113,515	$113,515	$112,042	$112,042

Financial Liabilities:
2025 Term Loan A-1, due July 8, 2030 1 2 3	Long-term debt – less current portion	224,374	225,000	698,136	700,000
2025 Term Loan A-2, due January 8, 20271 3	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	—	—	299,369	300,000
2031 Notes, due November 15, 2031 1 4	Convertible senior notes	1,465,833	1,749,240	—	—
2025 Revolver, due July 8, 2030	Revolving line of credit	—	—	626,000	626,000
Revenue equipment installment notes [5]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	70,777	70,777	106,619	106,619
2021 Prudential Notes 1 6	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	3,056	3,056	8,121	8,121
Mandatorily redeemable contingent consideration [7]	Other long-term liabilities	159,400	159,400	132,287	132,287
Contingent consideration [7]	Other long-term liabilities	900	900	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of June 30, 2026, the carrying amount of the 2025 Term Loan A-1 was net of $0.6 million in deferred loan costs.
3As of December 31, 2025, the carrying amounts of the 2025 Term Loan A-1 and 2025 Term Loan A-2 were net of $1.9 million and $0.6 million in deferred loan costs, respectively.
4As of June 30, 2026, the carrying amounts of the 2031 Notes were net of $1.3 million in unamortized debt issuance costs and $32.9 million of unamortized debt discount.
5As of June 30, 2026, the carrying amount of the revenue equipment installment notes included $0.1 million in fair value adjustments. As of December 31, 2025, the carrying amount of the revenue equipment installment notes included $0.2 million in fair value adjustments.
6As of June 30, 2026, the carrying amount of the final 2021 Prudential Note included $0.2 million in fair value adjustments. As of December 31, 2025, the carrying amount of the 2021 Prudential Notes included $0.3 million in fair value adjustments.
7The contingent consideration is primarily related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of June 30, 2026 and December 31, 2025, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2026
Mandatorily redeemable contingent consideration 1 2	$159,400	$—	$—	$159,400
Contingent consideration [1]	$900	$—	$—	$900
As of December 31, 2025
Mandatorily redeemable contingent consideration 1 2	$132,287	$—	$—	$132,287
Contingent consideration [1]	$5,203	$—	$—	$5,203

1The Company measures contingent consideration liabilities at fair value each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are forecasted operating income and net income over the earnout period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount settled, and the difference between the fair value estimate and amount settled will be recorded in earnings for business combinations.
The following is a rollforward for the summary of changes in the fair value of the Company's contingent consideration liabilities, which are measured at fair value on a recurring basis utilizing Level 3 assumptions:

	2026	2025

Beginning balance	$137,490	$137,490
Change in fair value of contingent consideration (a)	22,810	—
Ending balance	$160,300	$137,490

(a)The fair values of the mandatorily redeemable contingent consideration and other contingent consideration related to the U.S. Xpress Acquisition are based on Monte Carlo simulations that measure the present value of the expected future payments to be made in accordance with the provisions outlined in the purchase agreement, which is a Level 3 fair value measurement. In determining fair value, the Company estimates the future performance using financial projections developed by management about operating income and net income and the volatility associated with operating income and net income. The Company completes this valuation every six months with the next valuation being completed on December 31, 2026.
As of June 30, 2026, the Company used volatility rates of 35.0% and 48.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of June 30, 2026, the Company used a risk-adjusted discount rate of 5.9%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration. The $22.8 million change in fair value of contingent consideration is included in "Other (expense) income, net" in the condensed consolidated statements of comprehensive income for the quarter and year-to-date periods ended June 30, 2026.
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
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of June 30, 2026
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
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2026 and December 31, 2025, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Property and Equipment — Net gains on disposals of operating property and equipment, including disposals of operating property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of operating property and equipment of:
•$23.4 million and $11.7 million for the quarters ended June 30, 2026 and 2025, respectively.
•$30.5 million and $27.3 million for the year-to-date periods ended June 30, 2026 and 2025, respectively.
Net gains on disposals of non-operating property and equipment are reported in "Other (expense) income, net" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of non-operating property and equipment of:
•$0.8 million and $6.5 million for the quarters ended June 30, 2026 and 2025, respectively.
•$1.7 million and $6.5 million for the year-to-date periods ended June 30, 2026 and 2025, respectively.

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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2026
Cash and cash equivalents	1,280	1,280	—	—
Total pension plan assets	$1,280	$1,280	$—	$—

As of December 31, 2025
Fixed income funds	$33,236	$33,236	$—	$—
Cash and cash equivalents	748	748	—	—
Total pension plan assets	$33,984	$33,984	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended June 30,				Year-to-Date June 30,
	2026		2025		2026		2025
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$396	$172	$252	$97	$704	$329	$475	$254
Other Services	—	9	—	9	—	18	—	17

	June 30, 2026		December 31, 2025
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$84	$—	$81

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended June 30, 2026
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,347,343	$420,148	$139,696	$113,388	$105,564	$(30,427)	$2,095,712
Less [1]:
Salaries, wages, and benefits	$431,366	$225,261	$6,623	$16,360	$89,894	$(691)	$768,813
Fuel	250,290	49,518	—	6,961	592	—	307,361
Operations and maintenance [2]	123,035	28,664	4,169	6,272	(19,455)	(6,247)	136,438
Insurance and claims	79,356	17,339	841	1,114	1,550	(36)	100,164
Depreciation and amortization of property and equipment	135,830	21,856	444	6,206	13,825	—	178,161
Purchased transportation	131,948	9,149	117,533	69,976	4,487	(10,946)	322,147
Other segment items 2 3	106,373	46,702	6,259	5,846	25,104	(12,507)	177,777
Total operating expense	$1,258,198	$398,489	$135,869	$112,735	$115,997	$(30,427)	$1,990,861
Operating income (loss)	$89,145	$21,659	$3,827	$653	$(10,433)	$—	$104,851
Operating ratio	93.4%	94.8%	97.3%	99.4%	109.9%	100.0%	95.0%

	Quarter Ended June 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,214,036	$386,854	$128,298	$84,065	$74,446	$(25,759)	$1,861,940
Less [1]:
Salaries, wages, and benefits	$447,036	$217,698	$6,779	$14,467	$69,202	$(600)	$754,582
Fuel	169,711	29,495	—	3,864	496	—	203,566
Operations and maintenance [2]	126,033	27,019	4,619	5,564	(17,659)	(5,606)	139,970
Insurance and claims	63,222	14,973	715	1,773	4,598	—	85,281
Depreciation and amortization of property and equipment	131,021	24,109	458	5,964	14,986	—	176,538
Purchased transportation	108,577	9,324	103,957	50,537	2,842	(9,515)	265,722
Other segment items 2 3	123,016	45,903	6,223	5,325	(6,764)	(10,038)	163,665
Total operating expense	$1,168,616	$368,521	$122,751	$87,494	$67,701	$(25,759)	$1,789,324
Operating income (loss)	$45,420	$18,333	$5,547	$(3,429)	$6,745	$—	$72,616
Operating ratio	96.3%	95.3%	95.7%	104.1%	90.9%	100.0%	96.1%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Year-to-Date June 30, 2026
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$2,549,509	$788,512	$267,304	$206,977	$186,766	$(53,133)	$3,945,935
Less [1]:
Salaries, wages, and benefits	$855,827	$436,318	$13,133	$31,486	$162,039	$(1,292)	$1,497,511
Fuel	441,062	84,716	—	11,783	1,138	—	538,699
Operations and maintenance [2]	240,063	54,479	8,227	11,995	(38,247)	(11,606)	264,911
Insurance and claims	153,454	47,971	1,453	2,297	4,477	(331)	209,321
Depreciation and amortization of property and equipment	271,381	42,925	882	12,344	27,438	—	354,970
Purchased transportation	240,532	14,189	223,390	126,463	11,257	(15,056)	600,775
Other segment items 2 3	220,987	89,820	12,769	11,380	36,205	(24,848)	346,313
Total operating expense	$2,423,306	$770,418	$259,854	$207,748	$204,307	$(53,133)	$3,812,500
Operating income (loss)	$126,203	$18,094	$7,450	$(771)	$(17,541)	$—	$133,435
Operating ratio	95.0%	97.7%	97.2%	100.4%	109.4%	100.0%	96.6%

	Year-to-Date June 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$2,406,586	$739,255	$269,919	$175,168	$146,011	$(50,637)	$3,686,302
Less [1]:
Salaries, wages, and benefits	$879,196	$417,579	$13,538	$29,442	$137,591	$(1,105)	$1,476,241
Fuel	342,913	58,659	—	8,229	1,011	—	410,812
Operations and maintenance [2]	245,566	50,119	9,250	12,763	(34,776)	(10,580)	272,342
Insurance and claims	137,013	28,503	2,293	3,183	6,514	—	177,506
Depreciation and amortization of property and equipment	263,881	47,162	1,073	11,632	30,269	—	354,017
Purchased transportation	214,926	16,922	219,952	104,450	5,699	(18,933)	543,016
Other segment items 2 3	233,071	89,284	13,123	10,710	(13,080)	(20,019)	313,089
Total operating expense	$2,316,566	$708,228	$259,229	$180,409	$133,228	$(50,637)	$3,547,023
Operating income (loss)	$90,020	$31,027	$10,690	$(5,241)	$12,783	$—	$139,279
Operating ratio	96.3%	95.8%	96.0%	103.0%	91.2%	100.0%	96.2%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2026 and 2025. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2026 and December 31, 2025.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and self-insured retention limits, including the potential impact of adverse developments in our prior period claims,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, inventory levels or management, labor supply and relations, and trade policy,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness, our ability to comply with debt covenants, and the expected impact of the 2031 Notes,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, purchased transportation, impairments, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, load count, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "pursue," "address," "mission," "maintain," "ongoing," "predicts," "budgets," "remains," "continue," "outlook," "confident," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A "Risk Factors" of this Quarterly Report, Part I, Item 1A "Risk Factors" in our 2025 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
Key Financial Highlights — Year-to-Date June 30, 2026
Consolidated operating income decreased 4.2% to $133.4 million during the first half of 2026, as compared to the same period last year. Net income attributable to Knight-Swift decreased 35.5% to $41.9 million.
•Truckload — 95.0% operating ratio during the first half of 2026. The Adjusted Operating Ratio1 was 93.6%, with a 1.3% year-over-year increase in revenue, excluding fuel surcharge and intersegment transactions.
•LTL — 97.7% operating ratio during the first half of 2026. The Adjusted Operating Ratio1 deteriorated 210 basis points year-over-year to 95.7%, primarily due to $18.0 million of expense for adverse claims development in our LTL segment during the first quarter of 2026, primarily related to an adverse arbitration ruling on a 2022 claim.
•Logistics — 97.2% operating ratio during the first half of 2026. The Adjusted Operating Ratio1 was 96.3% with a gross margin of 16.0%. Revenue decreased 1.0% year-over-year driven by a 17.7% decline in load count, partially offset by a 19.7% increase in revenue per load.
•Intermodal — 100.4% operating ratio during the first half of 2026, as year-over-year load count and revenue per load increased 10.0% and 7.4%, respectively.
•All Other Segments — Operating loss was $17.5 million during the first half of 2026 compared to operating income of $12.8 million during the comparable period of 2025, largely as a result of the inclusion of $11.0 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman, and startup costs on new contract awards incurred in the first quarter of 2026.
•Liquidity and Capital — During the first half of 2026, we generated $450.4 million in operating cash flows and Free Cash Flow1 of $190.4 million. From a financing perspective, during the first half of 2026 we issued $1.5 billion face amount of convertible 1.0% notes due November 2031, and we made $626.0 million of net payments on our 2025 Revolver, $775.0 million on outstanding term loans, $66.7 million in payments on our finance lease liabilities and $77.6 million in payments on operating lease liabilities. Additionally, we had a net increase of $63.0 million in the outstanding investment in the accounts receivable securitization program. As of June 30, 2026, we had a balance of $186.1 million in unrestricted cash and cash equivalents, $2.2 billion face value outstanding debt, net of unrestricted cash, and $7.0 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$2,095,712	$1,861,940	$3,945,935	$3,686,302
Revenue, excluding truckload and LTL fuel surcharge	$1,764,387	$1,672,201	$3,402,419	$3,305,164
Net income attributable to Knight-Swift	$43,189	$34,243	$41,872	$64,882
Earnings per diluted share	$0.26	$0.21	$0.26	$0.40
Operating ratio	95.0%	96.1%	96.6%	96.2%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$102,752	$57,179	$117,014	$102,551
Adjusted EPS [1]	$0.63	$0.35	$0.72	$0.63
Adjusted Operating Ratio [1]	91.4%	93.8%	94.1%	94.2%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	20,705	21,311	20,866	21,610
Average trailers [3]	81,962	85,449	82,125	85,689
LTL
Average tractors [4]	4,307	4,193	4,273	4,108
Average trailers [5]	11,454	10,962	11,368	10,969
Intermodal
Average tractors	619	602	607	612
Average containers	12,498	12,543	12,504	12,544
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.8 years and 2.7 years as of June 30, 2026 and 2025, respectively.
3Our average trailers includes 8,041 and 9,549 trailers related to leasing activities recorded within our All Other Segments for the quarters ended June 30, 2026 and 2025, respectively. Our average trailers includes 8,496 and 9,443 trailers related to leasing activities recorded within our non-reportable segments for the year-to-date periods June 30, 2026 and 2025, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 10.2 years and 9.5 years as of June 30, 2026 and 2025, respectively. Starting with the fourth quarter of 2025, the Company is excluding chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.
4Our LTL tractor fleet had a weighted average age of 3.8 years and 4.5 years as of June 30, 2026 and 2025, respectively. Our LTL tractor fleet includes 650 and 660 tractors from ACT's dedicated and other businesses for the quarters ended June 30, 2026 and 2025, respectively. Our LTL tractor fleet includes 648 and 664 tractors from ACT's dedicated and other businesses for the year-to-date periods June 30, 2026 and 2025, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

5Our LTL trailer fleet had a weighted average age of 7.7 years and 8.2 years as of June 30, 2026 and 2025, respectively. Our LTL trailer fleet includes 1,356 and 1,039 trailers from ACT's dedicated and other businesses for the quarters ended June 30, 2026 and 2025, respectively. Our LTL trailer fleet includes 1,333 and 1,027 trailers from ACT's dedicated and other businesses for the year-to-date periods June 30, 2026 and 2025, respectively.
Market Trends and Company Outlook
Market Trends
Freight market conditions improved during the second quarter as the truckload market continued to tighten following an extended period of excess capacity. Spot rates strengthened throughout the quarter, tender rejection rates increased to levels not seen since 2021, and contractual bid activity became increasingly supportive. While market improvement remained largely driven by supply-side dynamics, signs of improving demand also began to emerge.
Regulatory actions by the Federal Motor Carrier Safety Administration and the U.S. Department of Transportation continued to influence capacity across the truckload market. Efforts related to CDL compliance, driver qualifications, and hours-of-service enforcement have contributed to reductions in capacity, particularly among certain lower-cost operators. As a result, shippers have increasingly focused on securing reliable, asset-based capacity amid a tightening market environment.
Against this backdrop, truckload pricing activity accelerated during the quarter as annual bid cycles progressed and mini-bid and turnback activity increased. Unlike recent periods characterized by excess capacity and heightened pricing competition, bid activity increasingly reflected shippers' efforts to secure reliable capacity amid tightening market conditions. We remain focused on disciplined pricing, network efficiency, and aligning freight opportunities with our operating strategy while navigating these changing market conditions.
In the LTL market, demand remained generally stable, with pockets of improvement emerging during the quarter. Freight mix continued to improve and contractual rate renewals remained at a mid-single-digit pace. Intermodal market conditions also improved, supported by volume growth, emerging pricing improvement, and ongoing operational efficiency initiatives.
Overall, freight markets continued to rebalance during the second quarter as industry capacity tightened and pricing conditions improved. While market conditions remain subject to uncertainty related to economic activity, fuel costs, regulatory developments, and seasonal demand patterns, industry indicators and customer activity generally reflected a more constructive environment than experienced during recent periods.
Company Outlook
Our Company outlook for the third quarter of 2026 includes the following:
Truckload
•Truckload Segment revenue, excluding fuel surcharge, up mid single digit percent year-over-year with Adjusted Operating Ratio improving 650 - 750 basis points year-over-year in third quarter.
LTL
•LTL Segment revenue, excluding fuel surcharge, up low single digit percent year-over-year with Adjusted Operating Ratio in low 90's for third quarter.
Logistics
•Logistics Segment revenue and Adjusted Operating Ratio fairly stable sequentially in third quarter.
Intermodal
•Intermodal Segment revenue up low single-digit percent sequentially with Adjusted Operating Ratio improving slightly sequentially in third quarter.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

All Other
•All Other Segments operating income, before including the $11.5 million quarterly intangible asset amortization, approximately $18 million to $22 million in third quarter, which includes approximately $6 million of AR securitization cost that was reported as interest expense in 2025.
Additional
•Gain on sale to be in the range of $12 million to $17 million in third quarter,
•Net interest expense down approximately $5 million sequentially in third quarter,
•"Other income, net" below the line expected to be roughly $2 million to $4 million in third quarter,
•Net cash capital expenditures for full-year 2026 expected range of $600 million - $650 million,
•Expected effective tax rate on adjusted income before taxes of approximately 25.5% to 26.5% for third quarter and approximately 25.0% to 26.0% for full year 2026.
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
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment or terminal improvements during 2026. Additionally, we anticipate that our equipment suppliers may need to raise prices in response to tariffs. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2026. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices like we have recently experienced. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the U.S. Xpress Acquisition and our intention to further expand the geographic footprint of our LTL network, as illustrated by the DHE Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Operating Results: Second Quarter 2026 compared to Second Quarter 2025
The $8.9 million increase in net income attributable to Knight-Swift to $43.2 million during the second quarter of 2026 from $34.2 million during the same period last year includes the following:
•Contributor — $43.7 million increase in operating income within our Truckload segment primarily due to a 2.8% increase in revenue, excluding fuel surcharge and intersegment transactions, as a result of a 5.5% improvement in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 2.6% decrease in loaded miles.
•Contributor — $3.3 million increase in operating income within our LTL segment primarily due to a 3.4% increase in revenue per shipment, excluding fuel surcharge.
•Contributor — $4.1 million increase in operating income within our Intermodal segment, driven by 19.6% increase in load count and a 12.8% increase in revenue per load.
•Contributor — $17.6 million decrease in consolidated interest expense primarily driven by a lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $5.8 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement.
•Offset — $17.2 million decrease in operating income within the All Other Segments, partially due to the inclusion of $5.8 million of costs for the accounts receivable securitization program as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman.
•Offset — $1.7 million decrease in operating income within our Logistics segment due to a 16.4% decline in load count, partially offset by a 29.6% increase in revenue per load.
•Offset — $31.1 million increase in other (expense) income, net, primarily due to the $22.8 million expense for the mark-to-market adjustment in 2026 related to certain purchase price obligations associated with the U.S. Xpress Acquisition and a decrease in net gains recorded within our portfolio of investments.
•Offset — $8.4 million increase in consolidated income tax expense was primarily due to an increase in pretax income and additional tax expense associated with the mark-to-market adjustment. Our effective tax rate for the second quarter of 2026 was 34.1%, compared to 29.2% for the second quarter of 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Results: Year-to-Date June 30, 2026 compared to Year-to-Date June 30, 2025
The $23.0 million decrease in net income attributable to Knight-Swift to $41.9 million during the first half of 2026 from $64.9 million during the same period last year includes the following:
•Contributor — $43.3 million increase in other (expense) income, net, primarily due to the $22.8 million expense for the mark-to-market adjustment in 2026 related to certain purchase price obligations associated with the U.S. Xpress Acquisition and a net loss recorded within our portfolio of investments.
•Contributor — $30.3 million decrease in operating income within the All Other Segments, partially due to the inclusion of $11.0 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman, and startup costs on new contract awards incurred in the first quarter of 2026.
•Contributor — $12.9 million decrease in operating income within our LTL segment primarily due to $18.0 million of expense for claims development, primarily related to an adverse arbitration ruling on a 2022 claim incurred in the first quarter of 2026, partially offset by a 3.9% increase in revenue excluding fuel surcharge per shipment.
•Contributor — $3.2 million decrease in operating income within our Logistics segment due to a 17.7% decline in load count, partially offset by a 19.7% increase in revenue per load.
•Offset — $36.2 million increase in operating income within our Truckload segment primarily due to a 1.3% increase in revenue, excluding fuel surcharge and intersegment transactions driven by a 3.6% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 2.2% decrease in loaded miles.
•Offset — $4.5 million decrease in operating loss within our Intermodal segment, driven by 10.0% increase in load count and a 7.4% increase in revenue per load.
•Offset — $27.1 million decrease in consolidated interest expense primarily driven by lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $11.0 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement.
•Offset — $2.0 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income, partially offset by additional tax expense associated with the mark-to-market adjustment. Our effective tax rate for the year-to-date period ended June 30, 2026 was 34.8%, compared to 27.5% for the year-to-date period ended June 30, 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
Revenue:	(In thousands)
Truckload	$1,347,343	$1,214,036	$2,549,509	$2,406,586
LTL	420,148	386,854	788,512	739,255
Logistics	139,696	128,298	267,304	269,919
Intermodal	113,388	84,065	206,977	175,168
Subtotal	$2,020,575	$1,813,253	$3,812,302	$3,590,928
All Other Segments	105,564	74,446	186,766	146,011
Intersegment eliminations	(30,427)	(25,759)	(53,133)	(50,637)
Total revenue	$2,095,712	$1,861,940	$3,945,935	$3,686,302

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
Operating income (loss):	(In thousands)
Truckload	$89,145	$45,420	$126,203	$90,020
LTL	21,659	18,333	18,094	31,027
Logistics	3,827	5,547	7,450	10,690
Intermodal	653	(3,429)	(771)	(5,241)
Subtotal	$115,284	$65,871	$150,976	$126,496
All Other Segments	(10,433)	6,745	(17,541)	12,783
Operating income	$104,851	$72,616	$133,435	$139,279

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 14,900 irregular route and 5,800 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with super-regional LTL transportation service through our growing network of approximately 180 facilities and a door count of approximately 6,900. Our LTL segment operates approximately 4,300 tractors and approximately 11,500 trailers, including equipment used for dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,347,343	$1,214,036	$2,549,509	$2,406,586	11.0%		5.9%
Revenue, excluding fuel surcharge and intersegment transactions	$1,103,069	$1,073,300	$2,148,176	$2,121,383	2.8%		1.3%
GAAP: Operating income	$89,145	$45,420	$126,203	$90,020	96.3%		40.2%
Non-GAAP: Adjusted Operating Income [1]	$98,924	$58,404	$137,783	$104,889	69.4%		31.4%
Average revenue per tractor [2]	$53,275	$50,364	$102,951	$98,167	5.8%		4.9%
GAAP: Operating ratio [2]	93.4%	96.3%	95.0%	96.3%	(290	bps)	(130	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	91.0%	94.6%	93.6%	95.1%	(360	bps)	(150	bps)
Non-paid empty miles percentage [2]	12.5%	13.9%	12.9%	14.0%	(140	bps)	(110	bps)
Average length of haul (miles) [2]	376	369	375	371	1.9%		1.1%
Total miles per tractor [2]	21,033	21,335	41,323	41,366	(1.4%)		(0.1%)
Average tractors 2 3	20,705	21,311	20,866	21,610	(2.8%)		(3.4%)
Average trailers 2 4	81,962	85,449	82,125	85,689	(4.1%)		(4.2%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 18,544 and 19,317 average company-owned tractors for the second quarter of 2026 and 2025, respectively. Includes 18,780 and 19,578 average company-owned tractors for the year-to-date periods June 30, 2026 and 2025, respectively.
4    Our average trailers includes 8,041 and 9,549 trailers related to leasing activities recorded within our All Other Segments for the quarters ended June 30, 2026 and 2025, respectively. Our average trailers includes 8,496 and 9,443 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods June 30, 2026 and 2025, respectively. Starting with the fourth quarter of 2025, the Company is excluding chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2026 and 2025 — The Truckload market continued to rapidly evolve in the second quarter as seen in broad market indicators showing strengthening spot rates, contract pricing, and load tender rejection rates. Truckload segment revenue, excluding fuel surcharge and intersegment transactions, grew 2.8% year-over-year, as a 5.5% improvement in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, overcame a 2.6% decrease in loaded miles which was largely driven by a tightening driver supply that pressured our seated truck count. Adjusted Operating Ratio improved 360 basis points year-over-year to 91.0%. Adjusted Operating Income improved 69.4% year-over-year, largely as a result of the improvement in pricing and a 140 basis point reduction in non-paid empty miles percentage as we improve the efficiency of our network. Total miles per tractor declined 1.4% year-over-year, largely due to the reduction in non-paid empty miles percentage as loaded miles per tractor increased year-over-year for the seventh consecutive quarter.
The ongoing progress at U.S. Xpress is encouraging, and this brand is making strides with greater rate improvement than the legacy brands in the strengthening market, as we expected given the relative starting points. This helped the U.S. Xpress over-the-road division reach an important milestone, as the most challenged part of the business at the time of acquisition achieved its first profitable quarter since the acquisition. Across our truckload segment, we are focused on closely monitoring market pricing and demand development, intentionally deploying capacity, intensely managing costs, increasing our seated truck percentage, and enhancing utilization in order to maximize the opportunities provided by an improving market.
Comparison Between Year-to-Date June 30, 2026 and 2025 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions improved 1.3% year-over-year, driven by a 3.6% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 2.2% decrease in loaded miles. Adjusted Operating Ratio improved 150 basis points during the year-to-date period ended June 30, 2026, to 93.6%.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,			QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025		QTD 2025		YTD 2025
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$420,148	$386,854	$788,512	$739,255		8.6%		6.7%
Revenue, excluding fuel surcharge	$333,006	$337,726	$646,142	$642,984		(1.4%)		0.5%
GAAP: Operating income	$21,659	$18,333	$18,094	$31,027		18.1%		(41.7%)
Non-GAAP: Adjusted Operating Income [1]	$26,449	$23,353	$27,670	$41,074		13.3%		(32.6%)
GAAP: Operating ratio [2]	94.8%	95.3%	97.7%	95.8%	(50	bps)	190	bps
Non-GAAP: Adjusted Operating Ratio 1 2	92.1%	93.1%	95.7%	93.6%	(100	bps)	210	bps
LTL shipments per day [2]	24,000	24,918	23,560	24,140		(3.7%)		(2.4%)
LTL weight per shipment [2]	1,060	982	1,047	982		7.9%		6.6%
LTL average length of haul (miles) [2]	701	666	697	653		5.3%		6.7%
LTL revenue per shipment [2]	$244.11	$213.26	$234.23	$211.68		14.5%		10.7%
LTL revenue xFSC per shipment [2]	$192.26	$185.87	$190.93	$183.79		3.4%		3.9%
LTL revenue per hundredweight [2]	$23.03	$21.72	$22.37	$21.55		6.0%		3.8%
LTL revenue xFSC per hundredweight [2]	$18.14	$18.93	$18.24	$18.71		(4.2%)		(2.5%)
LTL average tractors 2 3	4,307	4,193	4,273	4,108		2.7%		4.0%
LTL average trailers 2 4	11,454	10,962	11,368	10,969		4.5%		3.6%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 650 and 660 tractors from ACT's dedicated and other businesses for the second quarter of 2026 and 2025, respectively. Our LTL tractor fleet includes 648 and 664 tractors from ACT's dedicated and other businesses for the year-to-date periods June 30, 2026 and 2025, respectively.
4Our LTL trailer fleet includes 1,356 and 1,039 trailers from ACT's dedicated and other businesses for the second quarter of 2026 and 2025, respectively. Our LTL trailer fleet includes 1,333 and 1,027 from ACT's and dedicated and other businesses for the year-to-date periods June 30, 2026 and 2025, respectively.
Comparison Between the Quarters Ended June 30, 2026 and 2025 — The LTL market is experiencing demand that is generally solid and starting to trend better with indirect effects beginning to emerge from the truckload market tightening. Revenue, excluding fuel surcharge, declined 1.4% year-over-year driven by a 3.7% decrease in shipments per day as we metered certain volumes to improve network efficiency, freight mix, and service delivery. Improvements in freight mix produced 4.0% growth in daily tonnage, 7.9% growth in weight per shipment, and a 5.3% increase in length of haul year-over-year. Revenue per hundredweight, excluding fuel surcharge, fell 4.2%, driven by the increase in weight per shipment while renewal rates continued their recent trend of mid single-digit percentage increases. Revenue per shipment, excluding fuel surcharge, increased by 3.4% year-over-year. Adjusted Operating Ratio improved 100 basis points year-over-year to 92.1%, and Adjusted Operating Income grew 13.3%.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

During the quarter, we replaced three facilities with larger ones and opened one new service center to improve network efficiency and facilitate further growth. We believe ongoing bid events with new and existing customers will provide further opportunities to grow shipment volume, improve our freight mix, and drive operational efficiencies. Our near-term focus is to drive both revenue and margin expansion in the business through strong service, disciplined pricing, and cost efficiency. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
Comparison Between Year-to-Date June 30, 2026 and 2025 — Our LTL segment revenue, excluding fuel surcharge, improved slightly year-over-year as weight per shipment per day increased 6.6% during the year-to-date period ended June 30, 2026. Revenue per hundredweight, excluding fuel surcharge, decreased 2.5%, while revenue per shipment, excluding fuel surcharge, increased by 3.9%. This segment produced a 95.7% Adjusted Operating Ratio during the year-to-date period ended June 30, 2026.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$139,696	$128,298	$267,304	$269,919	8.9%		(1.0%)
GAAP: Operating income	$3,827	$5,547	$7,450	$10,690	(31.0%)		(30.3%)
Non-GAAP: Adjusted Operating Income 1 2	$4,986	$6,711	$9,773	$13,018	(25.7%)		(24.9%)
Revenue per load – Brokerage only [2]	$2,624	$2,025	$2,380	$1,988	29.6%		19.7%
Gross margin percentage – Brokerage only [2]	15.4%	18.9%	16.0%	18.5%	(350	bps)	(250	bps)
GAAP: Operating ratio [2]	97.3%	95.7%	97.2%	96.0%	160	bps	120	bps
Non-GAAP: Adjusted Operating Ratio 1 2	96.4%	94.8%	96.3%	95.2%	160	bps	110	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2026 and 2025 — The Logistics segment grew revenue 8.9% year-over-year, driven by a 29.6% increase in revenue per load, partially offset by a 16.4% decline in load count as we maintain a disciplined approach to profitability and carrier quality. The Adjusted Operating Ratio of 96.4% was a 160 basis point degradation year-over-year, as a reduction in industry capacity and further enhancements to our rigorous carrier screening practices drove up purchased transportation costs, pressuring gross margins and load acceptance. Gross margin percent declined 350 basis points year-over-year and 120 basis points sequentially from the first quarter to 15.4%.
As contractual pricing is reset through bid activity and proactive rate reviews, we expect to improve load volumes at appropriate gross margins. We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
Comparison Between Year-to-Date June 30, 2026 and 2025 — The Logistics segment Adjusted Operating Ratio was 96.3%, with a gross margin of 16.0% in the year-to-date period ended June 30, 2026. Revenue decreased 1.0% year-over-year, driven by a 17.7% decline in load count, partially offset by a 19.7% increase in revenue per load.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.			YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025			YTD 2025
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$113,388	$84,065	$206,977	$175,168	34.9%			18.2%
GAAP: Operating income (loss)	$653	$(3,429)	$(771)	$(5,241)	—			85.3%
Average revenue per load [1]	$2,901	$2,572	$2,771	$2,580	12.8%			7.4%
GAAP: Operating ratio [1]	99.4%	104.1%	100.4%	103.0%	(470	bps)	(260	bps)
Load count	39,082	32,682	74,698	67,893	19.6%			10.0%
Average tractors [1] [2]	619	602	607	612	2.8%			(0.8%)
Average containers [1]	12,498	12,543	12,504	12,544	(0.4%)			(0.3%)
1    Defined under "Operating Statistics," above.
2    Includes 579 and 551 company-owned tractors for the second quarter of 2026 and 2025, respectively. Includes 566 and 564 company-owned tractors for the year-to-date periods ended June 30, 2026 and 2025, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2026 and 2025 — The Intermodal segment grew revenue 34.9% and improved its operating ratio 470 basis points year-over-year through a 19.6% increase in load count, a 12.8% increase in revenue per load, and improvements in cost and network efficiency. On a sequential basis, load count grew 9.7%, and revenue per load grew 10.4% over the first quarter levels. We outsource only a low single-digit percentage of our drayage needs, which should provide some insulation from the tightening in dray capacity. We remain focused on delivering excellent service and driving appropriate returns through cost control, network balance, equipment utilization, and growing our load count with disciplined pricing.
Comparison Between Year-to-Date June 30, 2026 and 2025 — The Intermodal segment operated with a 100.4% operating ratio, with total revenue increasing 18.2% year-over-year. The increase in revenue was driven by a 10.0% increase in load count and a 7.4% increase in revenue per load when compared to the same period last year.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$105,564	$74,446	$186,766	$146,011	41.8%	27.9%
Operating (loss) income	$(10,433)	$6,745	$(17,541)	$12,783	(254.7%)	(237.2%)
Comparison Between the Quarters Ended June 30, 2026 and 2025 — Revenue within our All Other Segments for the second quarter increased 41.8% primarily driven by growth in our warehousing and trailer leasing businesses. Operating results declined year-over-year to an operating loss partially due to the inclusion of $5.8 million of costs for the accounts receivable securitization program as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman.
Comparison Between Year-to-Date June 30, 2026 and 2025 — Revenue within our All Other Segments for the year-to-date period ended June 30, 2026 increased 27.9% primarily driven by growth in our warehousing and trailer leasing businesses. Operating results declined year-over-year to an operating loss partially due to the inclusion of $11.0 million of costs for the accounts receivable securitization program as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman.

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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$768,813	$754,582	$1,497,511	$1,476,241	1.9%		1.4%
% of total revenue	36.7%	40.5%	38.0%	40.0%	(380	bps)	(200	bps)
% of revenue, excluding truckload and LTL fuel surcharge	43.6%	45.1%	44.0%	44.7%	(150	bps)	(70	bps)
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
Comparison Between the Quarters Ended June 30, 2026 and 2025 — The $14.2 million increase in consolidated salaries, wages, and benefits for the second quarter of 2026, as compared to the second quarter of 2025, is primarily due to a portion of the severance expense, $7.0 million, recorded in salaries, wages, and benefits primarily related to the retirement and related consulting arrangement for our former executive chairman, and increases in driving associate pay rates and non-driver salaries and wages, partially offset by a 4.6% decrease in total miles driven by company driving associates in our Truckload and LTL segments.
Comparison Between Year-to-Date June 30, 2026 and 2025 — The $21.3 million increase in consolidated salaries, wages, and benefits for the year-to-date period ended June 30, 2026, as compared to the year-to-date period ended June 30, 2025, is primarily due to increases in our LTL segment as a result of service center expansion and the $7.0 million of severance expense primarily related to our former executive chairman's retirement and related consulting agreement noted above, partially offset a 4.4% decrease in total miles driven by company driving associates in our Truckload segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Fuel	$307,361	$203,566	$538,699	$410,812	51.0%		31.1%
% of total revenue	14.7%	10.9%	13.7%	11.1%	380	bps	260	bps
% of revenue, excluding truckload and LTL fuel surcharge	17.4%	12.2%	15.8%	12.4%	520	bps	340	bps
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
Comparison Between Quarters Ended June 30, 2026 and 2025 — The $103.8 million increase in consolidated fuel expense for the second quarter of 2026 is primarily driven by an increase in the average weekly DOE fuel prices for the second quarter of 2026, as compared to the second quarter of 2025. Average weekly DOE fuel prices were $5.33 per gallon for the second quarter of 2026 and $3.56 per gallon for the second quarter of 2025. This was partially offset by a 4.6% decrease in total miles driven by company driving associates in our Truckload and LTL segments.
Comparison Between Year-to-Date June 30, 2026 and 2025 — The $127.9 million increase in consolidated fuel expense for the year-to-date period ended June 30, 2026 is primarily driven by an increase in the average weekly DOE fuel prices for the year-to-date period ended June 30, 2026, as compared to the year-to-date period ended June 30, 2025. Average weekly DOE fuel prices were $4.73 per gallon for the year-to-date period ended June 30, 2026 and $3.59 for the year-to-date period ended June 30, 2025. This was partially offset by a 3.3% decrease in total miles driven by company driving associates in our Truckload and LTL segments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$136,438	$139,970	$264,911	$272,342	(2.5%)		(2.7%)
% of total revenue	6.5%	7.5%	6.7%	7.4%	(100	bps)	(70	bps)
% of revenue, excluding truckload and LTL fuel surcharge	7.7%	8.4%	7.8%	8.2%	(70	bps)	(40	bps)
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
Operations and maintenance expense decreased by $3.5 million and $7.4 million for the second quarter of and first half of 2026, respectively, as compared to the same periods last year, primarily due to the decrease in total company miles discussed above.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$100,164	$85,281	$209,321	$177,506	17.5%		17.9%
% of total revenue	4.8%	4.6%	5.3%	4.8%	20	bps	50	bps
% of revenue, excluding truckload and LTL fuel surcharge	5.7%	5.1%	6.2%	5.4%	60	bps	80	bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many transportation companies based upon significant verdicts and settlements against transportation companies. In addition, recent developments within the brokerage industry may contribute to further increases in brokerage-related insurance premiums and greater volatility in claims expense. As a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in prior-year claims. In future periods, our higher self-insured retention limits and lower excess coverage limits, may cause increased volatility in our consolidated insurance and claims expense.
Comparison Between Quarters Ended June 30, 2026 and 2025 — Consolidated insurance and claims expense increased by $14.9 million for the second quarter of 2026, as compared to the same period last year. This increase was primarily due to an increase in claims development during the second quarter of 2026.
Comparison Between Year-to-Date June 30, 2026 and 2025 — Consolidated insurance and claims expense increased by $31.8 million for the year-to-date period ended June 30, 2026, This increase was primarily due to $18.0 million of expense for claims development in our LTL segment, primarily related to an adverse arbitration ruling on a 2022 claim, during the first quarter of 2026, and an increase in claims development during the first half of 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$34,735	$34,525	$72,129	$68,891	0.6%		4.7%
% of total revenue	1.7%	1.9%	1.8%	1.9%	(20	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	2.0%	2.1%	2.1%	2.1%	(10	bps)	—	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses as a percent of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the second quarter, as compared to the same period last year. During the first half of 2026, "Operating taxes and licenses" increased $3.2 million compared to the same period last year primarily due to $4.1 million of expense in our Truckload segment for an adverse decision on VAT reimbursement in Mexico for prior tax years.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Communications	$7,245	$7,381	$13,687	$14,764	(1.8%)		(7.3%)
% of total revenue	0.3%	0.4%	0.3%	0.4%	(10	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.4%	0.4%	0.4%	—	bps	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense as a percentage of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the second quarter of 2026 and the first half of 2026, as compared to the same periods last year.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$178,161	$176,538	$354,970	$354,017	0.9%		0.3%
% of total revenue	8.5%	9.5%	9.0%	9.6%	(100	bps)	(60	bps)
% of revenue, excluding truckload and LTL fuel surcharge	10.1%	10.6%	10.4%	10.7%	(50	bps)	(30	bps)

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
Comparison Between Quarters Ended June 30, 2026 and 2025 — The increases of $1.6 million and $1.0 million during the second quarter and first half of 2026, respectively, are primarily related to higher equipment costs from equipment refreshed during the second half of 2025.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$18,834	$19,246	$37,736	$38,492	(2.1%)		(2.0%)
% of total revenue	0.9%	1.0%	1.0%	1.0%	(10	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.2%	1.1%	1.2%	(10	bps)	(10	bps)
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$43,876	$43,196	$88,928	$86,062	1.6%		3.3%
% of total revenue	2.1%	2.3%	2.3%	2.3%	(20	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.5%	2.6%	2.6%	2.6%	(10	bps)	—	bps
Rental expense consists primarily of payments for our terminals and other real estate leases, as well as for revenue equipment assumed in the U.S. Xpress Acquisition.
Consolidated rental expense as a percent of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the second quarter and first half of 2026, as compared to the same periods last year.
We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions for the remainder of 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.		YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025		YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$322,147	$265,722	$600,775	$543,016	21.2%		10.6%
% of total revenue	15.4%	14.3%	15.2%	14.7%	110	bps	50	bps
% of revenue, excluding truckload and LTL fuel surcharge	18.3%	15.9%	17.7%	16.4%	240	bps	130	bps
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
The $56.4 million and $57.8 million increases in the second quarter of 2026 and the first half of 2026, respectively, when compared to the same periods last year are primarily due to increases in intermodal loads, loaded miles hauled by independent contractors, and higher purchased transportation expense as third-party carriers increase prices to absorb rising fuel costs.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$10,584	$882	$10,612	(100.0%)	(91.7%)
First quarter 2026 reflects non-cash impairments related to certain intangible assets (within the All Other Segments) and assets held for sale (within the Truckload segment). Second quarter 2025 reflects non-cash impairments related to certain real property owned and leased (within the Truckload segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$73,087	$48,733	$132,951	$94,268	50.0%	41.0%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended June 30, 2026 and 2025 — The $24.4 million increase in net consolidated miscellaneous operating expenses is primarily due to a portion of the severance expense, $10.1 million, recorded in miscellaneous operating expenses primarily related to the retirement and related consulting arrangement for our former executive chairman, an $8.2 million increase in our estimated exposure related to a pre-acquisition U.S. Xpress tax assessment, and the inclusion of $5.8 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement. These were partially offset by an $11.7 million increase in gain on sales of operating property and equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between Year-to-Date June 30, 2026 and 2025 — The $38.7 million increase in net consolidated miscellaneous operating expenses is primarily due to a portion of the severance expense, $10.1 million, recorded in "Miscellaneous operating expenses" primarily related to the retirement and related consulting arrangement for our former executive chairman, an $8.2 million increase in our estimated exposure related to a pre-acquisition U.S. Xpress tax assessment, and the inclusion of $11.0 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement. These were partially offset by a $3.2 million increase in gain on sales of operating property and equipment.
Consolidated Other Expenses (Income)

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$23,251	$40,878	$53,980	$81,081	(43.1%)	(33.4%)
Other expense (income), net	17,919	(13,150)	19,100	(24,188)	(236.3%)	(179.0%)
Income tax expense	22,355	13,993	22,248	24,296	59.8%	(8.4%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Additional details regarding our debt are discussed in Note 5 in Part I, Item 1 of this Quarterly Report. Additional details regarding our senior convertible notes are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Comparison Between the Quarters Ended June 30, 2026 and 2025 — The $17.6 million decrease in interest expense is primarily driven by a lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $5.8 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement during the second quarter of 2026 when compared to the second quarter of 2025.
Comparison Between Year-to-Date June 30, 2026 and 2025 — The $27.1 million decrease in interest expense is primarily driven by a lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $11.0 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement during the year-to-date period ended June 30, 2026, when compared to the year-to-date period ended June 30, 2025.
Other expense (income), net — Other expense (income), net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended June 30, 2026 and 2025 — The $31.1 million increase in other expense (income), net is primarily driven by the $22.8 million expense for the mark-to-market adjustment in 2026 related to certain purchase price obligations associated with the U.S. Xpress Acquisition and a decrease in net gains recorded within our portfolio of investments during the second quarter of 2026.
Comparison Between Year-to-Date June 30, 2026 and 2025 — The $43.3 million increase in other expense (income), net is primarily by the $22.8 million expense for the mark-to-market adjustment in 2026 related to certain purchase price obligations associated with the U.S. Xpress Acquisition and a decrease in net gains recorded within our portfolio of investments during the year-to-date period ended June 30, 2026.
Income tax expense — In addition to the discussion below, Note 3 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended June 30, 2026 and 2025 — The $8.4 million increase in consolidated income tax expense was primarily due to an increase in pretax income and additional tax expense associated with the mark-to-market adjustment. Our effective tax rate for the second quarter of 2026 was 34.1%, compared to 29.2% for the second quarter of 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between Year-to-Date June 30, 2026 and 2025 — The $2.0 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income offset by additional tax expense associated with the mark-to-market adjustment. Our effective tax rate for the year-to-date period ended June 30, 2026 was 34.8%, compared to 27.5% for the year-to-date period ended June 30, 2025.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$43,189	$34,243	$41,872	$64,882
Adjusted for:
Income tax expense attributable to Knight-Swift	22,355	13,993	22,248	24,296
Income before income taxes attributable to Knight-Swift	65,544	48,236	64,120	89,178
Amortization of intangibles [1]	18,979	19,621	38,021	39,249
Impairments [2]	—	10,584	882	10,612
Legal accruals and loss contingencies [3]	699	—	1,299	261
Pre-acquisition U.S. Xpress tax assessment increase [4]	8,228	—	8,228	—
Severance expense [5]	18,197	941	18,715	941
Restructuring expense [6]	—	—	200	—
Write-off of deferred debt issuance costs [7]	1,514	—	1,514	—
USX purchase price obligation mark-to-market adjustment [8]	22,810	—	22,810	—
Adjusted income before income taxes	135,971	79,382	155,789	140,241
Provision for income tax expense at effective rate [9]	(33,219)	(22,203)	(38,775)	(37,690)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$102,752	$57,179	$117,014	$102,551

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP: Earnings per diluted share	$0.26	$0.21	$0.26	$0.40
Adjusted for:
Income tax expense attributable to Knight-Swift	0.14	0.09	0.14	0.15
Income before income taxes attributable to Knight-Swift	0.40	0.30	0.39	0.55
Amortization of intangibles [1]	0.12	0.12	0.23	0.24
Impairments [2]	—	0.07	0.01	0.07
Legal accruals and loss contingencies [3]	—	—	0.01	—
Pre-acquisition U.S. Xpress tax assessment increase [4]	0.05	—	0.05	—
Severance expense [5]	0.11	0.01	0.11	0.01
Restructuring expense [6]	—	—	—	—
Write-off of deferred debt issuance costs [7]	0.01	—	0.01	—
USX purchase price obligation mark-to-market adjustment [8]	0.14	—	0.14	—
Adjusted income before income taxes	0.83	0.49	0.95	0.86
Provision for income tax expense at effective rate [9]	(0.20)	(0.14)	(0.24)	(0.23)
Non-GAAP: Adjusted EPS	$0.63	$0.35	$0.72	$0.63

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
•Second quarter 2025 reflects non-cash impairments related to certain real property owned and leased (within the Truckload segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
3    "Legal accruals" are included in "Insurance and claims" and "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•During the second quarter of 2026, the Company recorded estimated legal expense for various legal matters and reduced the estimated amount reserved for a loss contingency related to our third-party carrier insurance business (within the All Other Segments). First quarter 2026 legal expense reflects the net increased estimated exposure for accrued legal matters based on recent settlement agreements.
•First quarter 2025 legal expense reflects the increased estimated exposure for accrued legal matters based on recent settlement agreements.
4    During the second quarter of 2026, the Company increased its estimate related to a pre-acquisition U.S. Xpress tax assessment (within the Truckload Segment) which is included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.
5    "Severance expense" is included within "Salaries, wages, and benefits" and "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
6    "Restructuring expense" reflects costs incurred with the wind-down of Abilene Motor Express and is included within "Operations and maintenance" and "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
7    "Write-off of deferred debt issuance costs" relates to the full repayment of the Term A-2 loan and the partial paydown of the Term A-1 loan associated with the 2031 Notes transaction.
8    Mark-to-market adjustment related to certain purchase price obligations associated with the acquisition of U.S. Xpress.
9    For the second quarter of 2026, an adjusted effective tax rate of 24.4% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ended June 30, 2026, an adjusted effective tax rate of 24.9% was applied in our Adjusted EPS calculation. For the second quarter of 2025, an adjusted effective tax rate of 28.0% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ended June 30, 2025, an adjusted effective tax rate of 26.9% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$2,095,712	$1,861,940	$3,945,935	$3,686,302
Total operating expenses	(1,990,861)	(1,789,324)	(3,812,500)	(3,547,023)
Operating income	$104,851	$72,616	$133,435	$139,279
Operating ratio	95.0%	96.1%	96.6%	96.2%

Non-GAAP Presentation
Total revenue	$2,095,712	$1,861,940	$3,945,935	$3,686,302
Truckload and LTL fuel surcharge	(331,325)	(189,739)	(543,516)	(381,138)
Revenue, excluding truckload and LTL fuel surcharge	1,764,387	1,672,201	3,402,419	3,305,164

Total operating expenses	1,990,861	1,789,324	3,812,500	3,547,023
Adjusted for:
Truckload and LTL fuel surcharge	(331,325)	(189,739)	(543,516)	(381,138)
Amortization of intangibles [1]	(18,979)	(19,621)	(38,021)	(39,249)
Impairments [2]	—	(10,584)	(882)	(10,612)
Legal accruals and loss contingencies [3]	(699)	—	(1,299)	(261)
Pre-acquisition U.S. Xpress tax assessment increase [4]	(8,228)	—	(8,228)	—
Severance expense [5]	(18,197)	(941)	(18,715)	(941)
Restructuring expense [6]	—	—	(200)	—
Adjusted Operating Expenses	1,613,433	1,568,439	3,201,639	3,114,822
Adjusted Operating Income	$150,954	$103,762	$200,780	$190,342
Adjusted Operating Ratio	91.4%	93.8%	94.1%	94.2%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,347,343	$1,214,036	$2,549,509	$2,406,586
Total operating expenses	(1,258,198)	(1,168,616)	(2,423,306)	(2,316,566)
Operating income	$89,145	$45,420	$126,203	$90,020
Operating ratio	93.4%	96.3%	95.0%	96.3%

Non-GAAP Presentation
Total revenue	$1,347,343	$1,214,036	$2,549,509	$2,406,586
Fuel surcharge	(244,183)	(140,611)	(401,146)	(284,867)
Intersegment transactions	(91)	(125)	(187)	(336)
Revenue, excluding fuel surcharge and intersegment transactions	1,103,069	1,073,300	2,148,176	2,121,383

Total operating expenses	1,258,198	1,168,616	2,423,306	2,316,566
Adjusted for:
Fuel surcharge	(244,183)	(140,611)	(401,146)	(284,867)
Intersegment transactions	(91)	(125)	(187)	(336)
Amortization of intangibles [1]	(1,551)	(1,775)	(3,102)	(3,550)
Impairments [2]	—	(10,584)	(50)	(10,612)
Legal accruals [3]	—	—	—	(82)
Pre-acquisition U.S. Xpress tax assessment increase [4]	(8,228)	—	(8,228)	—
Severance expense [5]	—	(625)	—	(625)
Restructuring expense [6]	—	—	(200)	—
Adjusted Operating Expenses	1,004,145	1,014,896	2,010,393	2,016,494
Adjusted Operating Income	$98,924	$58,404	$137,783	$104,889
Adjusted Operating Ratio	91.0%	94.6%	93.6%	95.1%

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
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
6See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$420,148	$386,854	$788,512	$739,255
Total operating expenses	(398,489)	(368,521)	(770,418)	(708,228)
Operating income	$21,659	$18,333	$18,094	$31,027
Operating ratio	94.8%	95.3%	97.7%	95.8%

Non-GAAP Presentation
Total revenue	$420,148	$386,854	$788,512	$739,255
Fuel surcharge	(87,142)	(49,128)	(142,370)	(96,271)
Revenue, excluding fuel surcharge	333,006	337,726	646,142	642,984

Total operating expenses	398,489	368,521	770,418	708,228
Adjusted for:
Fuel surcharge	(87,142)	(49,128)	(142,370)	(96,271)
Amortization of intangibles [1]	(4,790)	(5,020)	(9,576)	(10,047)
Adjusted Operating Expenses	306,557	314,373	618,472	601,910
Adjusted Operating Income	$26,449	$23,353	$27,670	$41,074
Adjusted Operating Ratio	92.1%	93.1%	95.7%	93.6%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
Logistics Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Revenue	$139,696	$128,298	$267,304	$269,919
Total operating expenses	(135,869)	(122,751)	(259,854)	(259,229)
Operating income	$3,827	$5,547	$7,450	$10,690
Operating ratio	97.3%	95.7%	97.2%	96.0%

Non-GAAP Presentation
Revenue	$139,696	$128,298	$267,304	$269,919

Total operating expenses	135,869	122,751	259,854	259,229
Adjusted for:
Amortization of intangibles [1]	(1,159)	(1,164)	(2,323)	(2,328)
Adjusted Operating Expenses	134,710	121,587	257,531	256,901
Adjusted Operating Income	$4,986	$6,711	$9,773	$13,018
Adjusted Operating Ratio	96.4%	94.8%	96.3%	95.2%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Revenue	$113,388	$84,065	$206,977	$175,168
Total operating expenses	(112,735)	(87,494)	(207,748)	(180,409)
Operating income (loss)	$653	$(3,429)	$(771)	$(5,241)
Operating ratio	99.4%	104.1%	100.4%	103.0%

Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date June 30, 2026

GAAP: Cash flows from operations	$450,358
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	120,764
Purchases of property and equipment	(380,682)
Non-GAAP: Free Cash Flow	$190,440

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2026
(In thousands)
Cash and cash equivalents, excluding restricted cash	$186,114
Availability under 2025 Revolver, due July 8, 2030 [1]	1,485,305
Availability under 2025 RPA, due October 2, 2028 [2]	900
Total unrestricted liquidity	$1,672,319
Cash and cash equivalents – restricted [3]	81,545
Total liquidity, including restricted cash	$1,753,864

1    As of June 30, 2026, we had no borrowings under our $1.5 billion 2025 Revolver. We additionally had $14.7 million in outstanding letters of credit (discussed below) issued under the 2025 Revolver, leaving $1,485.3 million available under the 2025 Revolver.
2    Based on eligible receivables at June 30, 2026, our facility capacity under the 2025 RPA was $542.1 million, while outstanding capital was $541.2 million, leaving $0.9 million available under the 2025 RPA. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for more information regarding the 2025 RPA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $74.7 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $6.8 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — Subject to our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet (when justified by customer demand), expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures for full-year 2026 will be in the range of $600 million - $650 million. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of June 30, 2026, we had debt and finance lease obligations of $2.4 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Our lenders issue standby letters of credit on our behalf, certain of which reduce availability under our revolving line of credit. As of June 30, 2026, we also had outstanding letters of credit of $194.8 million pursuant to a bilateral agreement which do not impact the availability of the 2025 Revolver. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of June 30, 2026, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."
Working Capital
We had a working capital deficit of $132.4 million as of June 30, 2026 and a working capital deficit of $143.7 million as of December 31, 2025. The working capital deficits as of June 30, 2026 and December 31, 2025 are primarily due to the reduction in our trade receivables due to their sale as part of the 2025 RPA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of June 30, 2026, we had $2.4 billion in material debt obligations at the following carrying values:
•$224.4 million: 2025 Term Loan A-1, due July 2030, net of $0.6 million in deferred loan costs
•$1.47 billion: 2031 Notes, due November 2031, net of $1.3 million in unamortized debt issuance costs and $32.9 million of unamortized debt discount
•$606.3 million: Finance lease obligations
•$0.0 million: 2025 Revolver, due July 2030
•$70.8 million: Revenue equipment installment notes
•$8.3 million: Other
As of December 31, 2025, we had $2.4 billion in material debt obligations at the following carrying values:
•$698.1 million: 2025 Term Loan A-1, due July 2030, net of $1.9 million in deferred loan costs
•$299.4 million: 2025 Term Loan A-2, due January 2027, net of $0.6 million in deferred loan costs
•$606.2 million: Finance lease obligations
•$626.0 million: 2025 Revolver, due July 2030
•$106.6 million: Revenue equipment installment notes
•$13.9 million: Other

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2026	2025
	(In thousands)
Net cash provided by operating activities	$450,358	$325,929	$124,429
Net cash used in investing activities	(257,063)	(189,617)	(67,446)
Net cash used in financing activities	(234,376)	(161,586)	(72,790)

Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2026 and 2025 — The $124.4 million increase in net cash provided by operating activities was primarily driven by a $36.9 million decrease in income taxes paid, a $25.1 million decrease in interest paid, and the timing of changes of $62.8 million within "Accrued liabilities and claims accrual" for the year-to-date June 30, 2026 in comparison to the same period in 2025.
Note: Factors affecting operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2026 and 2025 — The $67.4 million increase in net cash used in investing activities was primarily due to a $87.7 million increase in net cash capital expenditures and was partially offset by a $10.4 million decrease in cash used on the acquisitions of leased properties.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2026 and 2025 — Net cash used in financing activities increased by $72.8 million, primarily due to an increase in net payments on our finance leases and long-term debt of $734.2 million, an increase in net payments on our revolver of $691.0 million, our purchase of $107.1 million of the 2026 Capped Calls, and a $6.8 million increase in dividends paid, partially offset by $1.5 billion in net proceeds from the 2031 Notes.

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
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to an average of $5.33 per gallon for the second quarter of 2026 from an average of $3.56 per gallon for the second quarter of 2025. The weekly average diesel price per gallon in the US increased to an average of $4.73 per gallon for year-to-date June 30, 2026 from $3.59 for year-to-date June 30, 2025. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2026, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2025 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. In addition to the risk factors set forth in our 2025 Annual Report, we believe the following additional risks and uncertainties should be considered in evaluating our business and growth outlook:
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of our 2031 Notes or to repurchase our 2031 Notes upon a fundamental change, and our 2025 Debt Agreement contains, and any future debt may also contain, limitations on our ability to pay cash upon conversion or repurchase of our 2031 Notes.
Holders of our 2031 Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their 2031 Notes upon the occurrence of a fundamental change (as defined in the 2031 Notes Indenture) at a fundamental change repurchase price equal to 100% of the principal amount of our 2031 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon any conversion of our 2031 Notes, we will be required to make cash payments for each $1,000 in principal amount of our 2031 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values as described in the 2031 Notes Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of our 2031 Notes surrendered therefor or pay cash with respect to our 2031 Notes being converted. In addition, the 2025 Debt Agreement prohibits us from making any cash payments on the conversion or repurchase of our 2031 Notes if an event of default exists thereunder, making any cash payments upon a fundamental change or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under that facility. Our ability to repurchase our 2031 Notes or to pay cash upon conversions of our 2031 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase our 2031 Notes at a time when the repurchase is required by the 2031 Notes Indenture or to pay any cash payable on future conversions of our 2031 Notes as required by the 2031 Notes Indenture would constitute a default under the 2031 Notes Indenture. A default under the 2031 Notes Indenture or the fundamental change itself could also lead to a default under agreements

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our 2031 Notes or make cash payments upon conversions thereof.
The conditional conversion feature of our 2031 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our 2031 Notes is triggered, holders of our 2031 Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our 2031 Notes as a current rather than long-term liability, which would result in a material reduction of our working capital.
Conversion of our 2031 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our 2031 Notes may dilute the ownership interests of our stockholders. Upon conversion of our 2031 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of our 2031 Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of our 2031 Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our 2031 Notes may encourage short selling by market participants because the conversion of our 2031 Notes could be used to satisfy short positions, or anticipated conversion of our 2031 Notes into shares of our common stock could depress the price of our common stock.
Changes in the accounting method for convertible debt securities that may be settled in cash, such as our 2031 Notes, could adversely affect our reported financial condition and results.
The accounting method for reflecting our 2031 Notes on our balance sheet, accruing interest expense for our 2031 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board published ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, our 2031 Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of our 2031 Notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of our 2031 Notes. As a result of this amortization, the interest expense that we expect to recognize for our 2031 Notes for accounting purposes will be greater than the cash interest payments we will pay on our 2031 Notes, which will result in lower reported net income.
In addition, the shares of our common stock underlying our 2031 Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share generally are calculated assuming that all of our 2031 Notes were converted into cash and shares of common stock at the beginning of the reporting period based on the average market price of common stock determined in accordance with applicable accounting rules, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of our 2031 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of our 2031 Notes as a current, rather

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.
Certain provisions in the 2031 Notes Indenture may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the 2031 Notes Indenture may make it more difficult or expensive for a third party to acquire us. For example, the 2031 Notes Indenture will require us, subject to limited exceptions, to repurchase our 2031 Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its 2031 Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our 2031 Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The 2026 Capped Calls may affect the value of our common stock.
In connection with the issuance of our 2031 Notes, we entered into the 2026 Capped Calls with the option counterparties (the “option counterparties”). The 2026 Capped Calls cover, subject to customary adjustments substantially similar to those applicable to our 2031 Notes, the number of shares of our common stock initially underlying our 2031 Notes. The 2026 Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of our 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of our 2031 Notes and prior to the maturity of our 2031 Notes (and are likely to do so during any observation period related to a conversion of our 2031 Notes or, to the extent we exercise the relevant election under the 2026 Capped Calls, following any repurchase or redemption of our 2031 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the 2026 Capped Calls.
The option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the 2026 Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.
Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the 2026 Capped Calls. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2026 Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences or more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
In addition, the terms of the 2026 Capped Calls may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The 2026 Capped Calls may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the 2026 Capped Calls.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
April 1, 2026 to April 30, 2026	—	$—	—	$200,041
May 1, 2026 to May 31, 2026	—	$—	—	$200,041
June 1, 2026 to June 30, 2026	—	$—	—	$200,041
Total	—	$—	—	$200,041

1In April 2022, the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 10 in Part I, Item 1 of this Quarterly Report regarding our share repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended June 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fifth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 12, 2023

4.1	Indenture, dated as of May 8, 2026, by and between Knight-Swift Transportation Holdings Inc. and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on May 8, 2026

4.2	Form of Global Note, representing Knight-Swift Transportation Holdings Inc.’s 1.00% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 8, 2026

10.1	Form of Confirmation for Capped Call Transactions	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 8, 2026

10.2*	Retirement and Consulting Agreement by and between Kevin Knight and Knight-Swift Transportation Holdings, Inc., dated as of June 4, 2026	Filed herewith

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
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Andrew Hess, the Company's Chief Financial Officer.	Furnished herewith

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101..DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

* Management contract or compensatory plan, contract, or arrangement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	July 29, 2026	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	July 29, 2026	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant