Form 10-Q
period 2026-09-30
Knight-Swift Transportation Holdings Inc.
filed 2026-10-28
CIK 1492691

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
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 162,777,000 shares of the registrant's common stock outstanding as of October 21, 2026.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2025 Debt Agreement	The Company's unsecured credit agreement, entered into on July 8, 2025, consisting of the 2025 Revolver and 2025 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2025 Revolver	Revolving line of credit under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loans	The Company's term loans under the 2025 Debt Agreement, collectively consisting of the 2025 Term Loan A-1 and 2025 Term Loan A-2
2025 Term Loan A-1	The Company's term loan under the 2025 Debt Agreement, maturing on July 8, 2030
2025 Term Loan A-2	The Company's term loan under the 2025 Debt Agreement, maturing on January 8, 2027
2025 RSA	Eighth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 1, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2025 RPA	The Receivables Purchase Agreement, entered into on December 31, 2025 by Swift Receivables Company II, LLC with unrelated financial entities
2031 Notes	The Company's $1.5 billion aggregate principal amount of 1.00% Convertible Senior Notes due 2031
2031 Notes Indenture	The indenture related to the 2031 Notes dated May 8, 2026 between the Company and U.S. Bank Trust Company, National Association, as trustee
2026 Capped Calls	The Company's privately negotiated capped call transactions with certain of the initial purchasers of the 2031 Notes or their respective affiliates and other financial institutions
Abilene	Abilene Motor Express, LLC and its related entities
ACT or AAA Cooper	AAA Cooper Transportation
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
DHE	The non-union regional LTL division of Dependable Highway Express, Inc.
DHE Acquisition	The acquisition by one of the Company's wholly owned subsidiaries of the operating assets and assumption of certain liabilities of DHE on July 30, 2024
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$254,156	$220,420
Cash and cash equivalents – restricted	63,873	82,381
Trade receivables, net of allowance for doubtful accounts of $4,509 and $30,647, respectively	479,791	305,324
Contract balance – revenue in transit	17,138	9,642
Prepaid expenses	105,259	113,985
Assets held for sale	47,074	72,985
Income tax receivable	43,174	45,895
Other current assets	28,649	36,894
Total current assets	1,039,114	887,526
Gross property and equipment	7,741,664	7,380,056
Less: accumulated depreciation and amortization	(2,888,540)	(2,662,331)
Property and equipment, net	4,853,124	4,717,725
Operating lease right-of-use-assets	271,786	314,571
Goodwill	3,934,741	3,934,741
Intangible assets, net	1,879,267	1,935,699
Other long-term assets	163,537	165,174
Total assets	$12,141,569	$11,955,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318,331	$200,835
Accrued payroll and purchased transportation	231,383	194,910
Accrued liabilities	71,722	66,638
Claims accruals – current portion	257,129	246,882
Finance lease liabilities and long-term debt – current portion	167,645	194,406
Operating lease liabilities – current portion	96,550	127,538
Total current liabilities	1,142,760	1,031,209
Revolving line of credit	—	626,000
Long-term debt – less current portion	180,177	1,027,793
Convertible senior notes	1,467,377	—
Finance lease liabilities – less current portion	507,721	502,042
Operating lease liabilities – less current portion	187,089	207,788
Claims accruals – less current portion	404,916	359,546
Deferred tax liabilities	931,303	904,075
Other long-term liabilities	237,589	205,117
Total liabilities	5,058,932	4,863,570
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 162,760 and 162,339 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	1,628	1,623
Additional paid-in capital	4,421,607	4,480,725
Accumulated other comprehensive loss	(273)	(716)
Retained earnings	2,650,102	2,600,822
Total Knight-Swift stockholders' equity	7,073,064	7,082,454
Noncontrolling interest	9,573	9,412
Total stockholders’ equity	7,082,637	7,091,866
Total liabilities and stockholders’ equity	$12,141,569	$11,955,436
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,852,830	$1,720,889	$5,255,249	$5,026,053
Truckload and LTL fuel surcharge	348,096	206,168	891,612	587,306
Total revenue	2,200,926	1,927,057	6,146,861	5,613,359
Operating expenses:
Salaries, wages, and benefits	772,285	755,278	2,269,796	2,231,519
Fuel	335,519	221,807	874,218	632,619
Operations and maintenance	145,048	142,437	409,959	414,779
Insurance and claims	101,497	116,497	310,818	294,003
Operating taxes and licenses	35,461	33,263	107,590	102,154
Communications	7,325	7,047	21,012	21,811
Depreciation and amortization of property and equipment	180,190	179,036	535,160	533,053
Amortization of intangibles	18,493	19,246	56,229	57,738
Rental expense	40,667	41,647	129,595	127,709
Purchased transportation	328,154	284,386	928,929	827,402
Impairments	—	34,805	882	45,417
Miscellaneous operating expenses	57,582	41,282	190,533	135,550
Total operating expenses	2,022,221	1,876,731	5,834,721	5,423,754
Operating income	178,705	50,326	312,140	189,605
Other (expenses) income:
Interest income	1,901	2,690	5,531	8,760
Interest expense	(18,174)	(40,934)	(72,154)	(122,015)
Other income (expense), net	97	3,638	(19,003)	27,826
Total other expenses, net	(16,176)	(34,606)	(85,626)	(85,429)
Income before income taxes	162,529	15,720	226,514	104,176
Income tax expense	44,463	7,388	66,711	31,684
Net income	118,066	8,332	159,803	72,492
Net loss (income) attributable to noncontrolling interest	200	(471)	335	251
Net income attributable to Knight-Swift	118,266	7,861	160,138	72,743
Other comprehensive (loss) income	(130)	(96)	443	258
Comprehensive income	$118,136	$7,765	$160,581	$73,001

Earnings per share:
Basic	$0.73	$0.05	$0.98	$0.45
Diluted	$0.72	$0.05	$0.98	$0.45

Dividends declared per share:	$0.20	$0.18	$0.60	$0.54

Weighted average shares outstanding:
Basic	162,758	162,305	162,587	162,137
Diluted	163,300	162,647	163,244	162,537
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$159,803	$72,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	591,389	590,791
Gain on sale of property and equipment	(53,861)	(54,680)
Impairments	882	45,417
Deferred income taxes	53,381	21,309
Non-cash lease expense	113,158	120,998
Gain on equity securities	(427)	(724)
Other adjustments to reconcile net income to net cash provided by operating activities	52,977	31,380
Increase (decrease) in cash resulting from changes in:
Trade receivables	(187,317)	(69,755)
Income tax receivable	2,721	(42,116)
Accounts payable	51,718	(86,406)
Accrued liabilities and claims accrual	110,905	18,823
Operating lease liabilities	(113,533)	(118,823)
Other assets and liabilities	18,085	14,725
Net cash provided by operating activities	799,881	543,431
Cash flows from investing activities:
Proceeds from sale of property and equipment, including assets held for sale	190,071	234,234
Purchases of property and equipment	(616,747)	(641,573)
Expenditures on assets held for sale	—	(855)
Acquisition of leased assets	—	(10,425)
Other cash flows used in investing activities	(1,180)	(5,891)
Net cash used in investing activities	(427,856)	(424,510)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(980,253)	(1,561,267)
Proceeds from long-term debt	—	1,000,000
Borrowings on revolving lines of credit	62,000	907,000
Repayments on revolving lines of credit	(688,000)	(432,000)
Borrowings under accounts receivable securitization	—	46,000
Repayments of accounts receivable securitization	—	(50,000)
Proceeds from convertible senior notes	1,466,250	—
Purchase of capped calls	(107,100)	—
Proceeds from common stock issued	4,113	4,422
Dividends paid	(98,394)	(88,214)
Other cash flows used in financing activities	(21,352)	(15,078)
Net cash used in financing activities	(362,736)	(189,137)
Net increase (decrease) in cash, restricted cash, and equivalents	9,289	(70,216)
Cash, restricted cash, and equivalents at beginning of period	308,740	370,230
Cash, restricted cash, and equivalents at end of period	$318,029	$300,014

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2026	2025
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,629	$120,258
Income taxes	9,653	42,055
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$70,400	$12,064
Financing provided to independent contractors for equipment sold	482	3,573
Transfers from property and equipment to assets held for sale	61,711	109,068
Right-of-use assets obtained in exchange for operating lease liabilities	61,846	41,299
Property and equipment obtained in exchange for finance lease liabilities	109,315	96,862
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	—	11,860

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$254,156	$220,420	$192,677	$218,261
Cash and cash equivalents – restricted [1]	63,873	82,381	101,677	147,684
Other long-term assets [1]	—	5,939	5,660	4,285
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$318,029	$308,740	$300,014	$370,230

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2025	162,339	$1,623	$4,480,725	$2,600,822	$(716)	$7,082,454	$9,412	$7,091,866
Common stock issued to employees	351	4	(4)			—		—
Common stock issued to the Board	20	—	1,228			1,228		1,228
Common stock issued under ESPP	50	1	2,884			2,885		2,885
Shares withheld – RSU settlement				(12,615)		(12,615)		(12,615)
Employee stock-based compensation expense			17,721			17,721		17,721
Cash dividends paid and dividends accrued ($0.60 per share)				(98,243)		(98,243)		(98,243)
Net income				160,138		160,138	(335)	159,803
Other comprehensive income					443	443		443
Investment in noncontrolling interest						—	696	696
Distribution to noncontrolling interest						—	(200)	(200)
2026 Capped Calls, net of tax			(80,947)			(80,947)		(80,947)
Balances – September 30, 2026	162,760	$1,628	$4,421,607	$2,650,102	$(273)	$7,073,064	$9,573	$7,082,637

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2024	161,896	$1,619	$4,446,726	$2,661,064	$(442)	$7,108,967	$7,838	$7,116,805
Common stock issued to employees	317	4	(4)			—		—
Common stock issued to the Board	28	—	1,271			1,271		1,271
Common stock issued under ESPP	71	1	3,150			3,151		3,151
Shares withheld – RSU settlement				(8,318)		(8,318)		(8,318)
Employee stock-based compensation expense			21,926			21,926		21,926
Cash dividends paid and dividends accrued ($0.54 per share)				(88,258)		(88,258)		(88,258)
Net income				72,743		72,743	(251)	72,492
Other comprehensive income					258	258		258
Investment in noncontrolling interest							1,933	1,933
Distribution to noncontrolling interest						—	(200)	(200)
Balances – September 30, 2025	162,312	$1,624	$4,473,069	$2,637,231	$(184)	$7,111,740	$9,320	$7,121,060
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2026	162,736	$1,627	$4,414,691	$2,565,098	$(143)	$6,981,273	$9,537	$6,990,810
Common stock issued to employees	12	1	(1)			—		—
Common stock issued under ESPP	12		926			926		926
Shares withheld – RSU settlement				(484)		(484)		(484)
Employee stock-based compensation expense			5,991			5,991		5,991
Cash dividends paid and dividends accrued ($0.20 per share)				(32,778)		(32,778)		(32,778)
Net income				118,266		118,266	(200)	118,066
Other comprehensive loss					(130)	(130)		(130)
Investment in noncontrolling interest						—	236	236
Balances – September 30, 2026	162,760	$1,628	$4,421,607	$2,650,102	$(273)	$7,073,064	$9,573	$7,082,637

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2025	162,277	$1,623	$4,464,204	$2,658,937	$(88)	$7,124,676	$8,242	$7,132,918
Common stock issued to employees	11	—	—			—		—
Common stock issued under ESPP	24	1	1,012			1,013		1,013
Shares withheld – RSU settlement				(121)		(121)		(121)
Employee stock-based compensation expense			7,853			7,853		7,853
Cash dividends paid and dividends accrued ($0.18 per share)				(29,446)		(29,446)		(29,446)
Net income				7,861		7,861	471	8,332
Other comprehensive loss					(96)	(96)		(96)
Investment in noncontrolling interest							607	607
Balances – September 30, 2025	162,312	$1,624	$4,473,069	$2,637,231	$(184)	$7,111,740	$9,320	$7,121,060

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended September 30, 2026, the Company operated an average of 20,734 tractors (comprised of 18,568 company tractors and 2,166 independent contractor tractors) and 81,751 trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average of 4,297 tractors and 11,454 trailers. Additionally, the Intermodal segment operated an average of 616 tractors and 12,496 intermodal containers. As of September 30, 2026, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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
2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosures as the other disaggregation requirements;
3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
		4) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of "selling expenses."	January 2027, Prospective or retrospective [2]	Currently under evaluation, but not expected to be material
1Adopted during the first quarter of 2026.
2Management has established an implementation team to evaluate and implement the ASU 2024-03 related to disaggregation disclosures. This team has outlined draft disclosures for management and taken steps to ensure any additional information needed to present updated disclosures is available. The impact on the financial statements is not expected to be material.
Since management is continuing to evaluate the impacts of the above standards, disclosures around these preliminary assessments are subject to change.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Income Taxes
Effective Tax Rate — The effective tax rates for the quarters ended September 30, 2026 and September 30, 2025 were 27.4% and 47.0%, respectively. The effective tax rates for the year-to-date periods ended September 30, 2026 and 2025 were 29.5% and 30.4%, respectively. The current quarter effective tax rate was primarily impacted by an increase in pre-tax income and a decrease in deferred tax expense related to the merger of certain subsidiaries when compared to the quarter ended September 30,2025.
Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, the Company has $12.2 million and $11.9 million, respectively in valuation allowances associated with state operating loss carryforwards which may not be utilized in the future.
Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.
Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of September 30, 2026 and December 31, 2025.
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
As part of the 2025 RPA, the Company's receivable originator subsidiaries sell without recourse, on a continuous revolving basis, all of their rights, title, and interest of their eligible pool of accounts receivable generated in the ordinary course of business ("Eligible Receivables") to Swift Receivables Company II, LLC ("SRCII"), a wholly-owned bankruptcy remote entity. As of September 30, 2026, the Company's Eligible Receivables generally have high credit quality, as determined by the obligor's corporate credit rating. Upon the transfer of the Eligible Receivables to SRCII, the Eligible Receivables are legally isolated from the Company. SRCII in turn sells, assigns, and transfers on a revolving basis its rights, title and interest in and to certain of the Eligible Receivables ("Sold Receivables") on an invoice-by-invoice basis, including all related security and collections with respect to the Sold Receivables to the various unaffiliated third-party financial institutions (the "Purchasers") in exchange for cash. The maximum facility capacity of the 2025 RPA is $575.0 million. The Company sold approximately $556.5 million and $478.2 million in Sold Receivables to the Purchasers as of September 30, 2026 and December 31, 2025, respectively. The Company continues to service the Sold Receivables from the customers, including collection services, but retains no interest in the Sold Receivables, and remits payment to the Purchasers. As cash is collected on Sold Receivables, the Company’s available capacity under 2025 RPA increases, and the Company typically sells additional receivables to the Purchasers.
The sale of the Sold Receivables to the Purchasers qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. Cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows. The remaining Eligible Receivables not sold and held by SRCII ("Unsold Receivables") were $131.9 million and $60.4 million as of September 30, 2026 and December 31, 2025 respectively, and are included in "Trade receivables, net of allowance for doubtful accounts" in

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
the condensed consolidated balance sheets. Subsequent cash collections of the Unsold Receivables are classified as operating activities in our consolidated statement of cash flows.
The 2025 RPA contains guarantees of payment, not collection by SRCII to the Purchasers ("Guaranteed Obligations"), which are collateralized by the Unsold Receivables. As of September 30, 2026 and December 31, 2025, the fair value of the Guaranteed Obligations was $5.2 million and $5.6 million, respectively, and are included in "Accrued liabilities" in the condensed consolidated balance sheets.
The Company incurs program and yield fees due to the Purchasers related to the Sold Receivables, which are recorded in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company incurred program and yield fees of $6.3 million and $17.3 million during the quarter and year-to-date periods ended September 30, 2026, respectively. In addition, the 2025 RPA includes various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type.
The following table summarizes the key terms of the 2025 RPA (dollars in thousands):

2025 RPA
(Dollars in thousands)
Effective date	December 31, 2025
Final maturity date	October 2, 2028
Facility capacity	$575,000
Unused commitment fee rate [1]	20 to 40 basis points
Program fees on outstanding balances [2]	one month SOFR + 87.5 basis points or commercial paper + 77.5 basis points

1The commitment fee rates are based on the percentage of the maximum facility capacity utilized.
2As identified within the 2025 RPA, the Purchasers can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2025 RPA is calculated as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Facility capacity, based on eligible receivables	$557,000	$499,300
Less: cash received from receivables sold	(556,500)	(478,200)
Availability under 2025 RPA	$500	$21,100

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Debt and Financing
The Company's long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
2025 Term Loan A-1, due July 8, 2030, net 1 2	173,412	698,136
2025 Term Loan A-2, due January 8, 2027, net 1 3	—	299,369
Revenue equipment installment notes 1 4	50,178	106,619
Prudential Notes, net [1]	3,023	8,121
Other	5,276	5,770
Total long-term debt, including current portion	231,889	1,118,015
Less: current portion of long-term debt	(51,712)	(90,222)
Long-term debt, less current portion	$180,177	$1,027,793

	September 30, 2026	December 31, 2025
	(In thousands)
Total long-term debt, including current portion	$231,889	$1,118,015
2025 Revolver, due July 8, 2030 1 5	—	626,000
Long-term debt, including revolving line of credit	$231,889	$1,744,015

1Refer to Note 12 for information regarding the fair value of debt.
2As of September 30, 2026 and December 31, 2025, the carrying amount of the 2025 Term Loan A-1 was net of $0.6 million and $1.9 million in deferred loan costs, respectively.
3As of December 31, 2025, the carrying amount of the 2025 Term Loan A-2 was net of $0.6 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 5.87% and 5.19% as of September 30, 2026 and December 31, 2025, respectively.
5The Company also had outstanding letters of credit of $14.7 million and $18.3 million under the 2025 Revolver, primarily related to workers' compensation and self-insurance liabilities for both September 30, 2026 and December 31, 2025, respectively. The Company also had outstanding letters of credit of $194.5 million and $191.1 million under a separate bilateral agreement which do not impact the availability of the 2025 Revolver as of September 30, 2026 and December 31, 2025, respectively.

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
1The interest rate margin for the 2025 Term Loan and 2025 Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2026, interest accrued at 4.99% on the 2025 Term Loan A-1 and 4.95% on the 2025 Revolver.
2The commitment fee for the unused portion of the 2025 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of September 30, 2026, commitment fees on the unused portion of the 2025 Revolver accrued at 0.15% and outstanding letter of credit fees accrued at 1.30%.
3The Company has prepaid all scheduled quarterly principal payments under the 2025 Term Loan A‑1; accordingly, no additional principal payments are due prior to maturity.
The 2025 Debt Agreement contains certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2025 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2025 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2025 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2025 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of September 30, 2026, the Company was in compliance with the covenants under the 2025 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
U.S. Xpress' Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $45.9 million as of September 30, 2026. Terms generally range from 48 months to 84 months. The interest rates as of September 30, 2026 range from 2.87% to 7.17%.
2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The final 2021 Prudential Note has an interest rate of 4.05% and a maturity date of January 2028. The final 2021 Prudential Note is unsecured and contains usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2025 Debt Agreement. As of September 30, 2026, the Company was in compliance with the covenants under the final 2021 Prudential Note.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 6 — Convertible Senior Notes
The Company's 2031 Convertible Senior Notes consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
2031 Notes, due November 15, 2031 1 2	$1,467,377	—

1Refer to Note 12 for information regarding the fair value of debt.
2As of September 30, 2026, the carrying amount of the 2031 Notes was net of $1.2 million in unamortized debt issuance costs and $31.4 million of unamortized debt discount.

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
	(In thousands)
Contractual interest expense related to the 2031 Notes	$3,781	$—	$5,959	$—
Amortization of debt discount and issuance costs related to the 2031 Notes	1,544	—	2,431	—
2031 Notes interest expense [1]	$5,325	$—	$8,390	$—

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
Debt discount to the initial purchasers and debt issuance costs related to the 2031 Notes totaled $35.1 million at inception and are amortized to interest expense using the effective interest method over the contractual term. The effective interest rate during the quarter ended September 30, 2026 was 1.42%.
During the quarter ended September 30, 2026, the 2031 Notes did not meet any of the circumstances that would allow for a conversion.
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

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter and year-to-date periods ended September 30, 2026 and 2025 were immaterial.
Assumptions
A weighted-average discount rate of 4.25% was used to determine benefit obligations as of September 30, 2026.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
Discount rate	4.25%	5.24%	4.50%	5.38%
Expected long-term rate of return on pension plan assets	5.00%	5.00%	5.00%	5.00%

Settlement
During the year-to-date period ended September 30, 2026, the Company completed a settlement of a portion of its defined benefit pension plan obligations. The settlement was executed through the purchase of group annuity contracts from a third‑party, which transferred the related benefit obligations and associated plan assets.
As a result of the settlement, the Company recognized net pension settlement activity during the quarter and year-to-date periods ended September 30, 2026 of $(0.6) million and $0.2 million, respectively. These amounts are included in "Salaries, wages, and benefits" in the Company's condensed consolidated statements of comprehensive

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
income. This charge primarily reflects the accelerated recognition of previously unrecognized actuarial losses and prior service costs that were recorded in accumulated other comprehensive loss.
Following the settlements, the Company’s projected benefit obligation and plan assets were both reduced by $33.0 million.
The settlement significantly reduced the Company’s exposure to future changes in interest rates, longevity assumptions, and asset return volatility associated with the pension plan. The termination of the pension plan is expected to be finalized during the quarter ended December 31, 2026.
Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of September 30, 2026, the Company had outstanding commitments to purchase revenue equipment of $146.5 million in the remainder of 2026 ($79.9 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2026, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $41.1 million in the remainder of 2026, $58.8 million from 2027 through 2028, $6.5 million from 2029 through 2030, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $7.4 million, relating to the Company's outstanding legal proceedings as of September 30, 2026.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Third-Party Carrier Insurance Commitments
During 2024, the Company finalized the terms for transactions with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The first agreement finalized on February 14, 2024, effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims. A second agreement finalized on December 28, 2024, effectively transferred the remaining $77.2 million in third-party auto liability insurance claim liabilities to the insurer for the policy period of April 1, 2023 through March 31, 2024. The transfer of these liabilities was funded by conveying to the insurer the corresponding restricted cash held in trust for payment of the third-party insurance claims in installments from December 30, 2024 through October 1, 2025. The Company remains responsible for potential additional premiums and aggregate reinsurance amounts above agreed loss development thresholds depending upon the ultimate development of claims. The maximum potential additional premium under each transfer agreement is $14.0 million. As of September 30, 2026 and December 31, 2025, the Company has recorded a loss contingency liability of $14.0 million related to estimated additional premiums as certain claims in the first transfer transaction have reached amounts above the agreed loss development thresholds noted above. As of September 30, 2026, the Company has recorded a loss contingency liability of $3.9 million which was accrued during the quarter ended September 30, 2026, representing estimated additional premiums as certain claims in the second transfer transaction have reached amounts above the agreed loss development thresholds noted above. This is recorded in "Insurance and claims" in the Company's condensed consolidated statements of comprehensive income.

Note 10 — Share Repurchase Plans
In April 2022, the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan").
The Company made no share repurchases during the quarter and year-to-date periods ended September 30, 2026 and 2025.no
As of September 30, 2026 and December 31, 2025, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
	(In thousands)
Basic weighted average common shares outstanding	162,758	162,305	162,587	162,137
Dilutive effect of equity awards	542	342	657	400
Diluted weighted average common shares outstanding	163,300	162,647	163,244	162,537

Anti-dilutive effect of outstanding equity awards [1]	202	751	119	727
Anti-dilutive effect of 2031 Notes [2]	18,725	—	18,725	—
Anti-dilutive shares excluded from earnings per diluted share	18,927	751	18,844	727

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		September 30, 2026		December 31, 2025
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments [1]	Other long-term assets	$119,023	$119,023	$112,042	$112,042

Financial Liabilities:
2025 Term Loan A-1, due July 8, 2030 1 2	Long-term debt – less current portion	173,412	174,000	698,136	700,000
2025 Term Loan A-2, due January 8, 20271 3	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	—	—	299,369	300,000
2031 Notes, due November 15, 2031 1 4	Convertible senior notes	1,467,377	1,510,140	—	—
2025 Revolver, due July 8, 2030	Revolving line of credit	—	—	626,000	626,000
Revenue equipment installment notes [5]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	50,178	50,178	106,619	106,619
2021 Prudential Notes 1 6	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	3,023	3,023	8,121	8,121
Mandatorily redeemable contingent consideration [7]	Other long-term liabilities	159,400	159,400	132,287	132,287
Contingent consideration [7]	Other long-term liabilities	900	900	5,203	5,203

1Level 2 inputs used to estimate the fair value.
2As of September 30, 2026 and December 31, 2025, the carrying amount of the 2025 Term Loan A-1 was net of $0.6 million and $1.9 million in deferred loan costs, respectively.
3As of December 31, 2025, the carrying amount of the 2025 Term Loan A-2 was net of $0.6 million in deferred loan costs.
4As of September 30, 2026, the carrying amount of the 2031 Notes was net of $1.2 million in unamortized debt issuance costs and $31.4 million of unamortized debt discount.
5As of September 30, 2026, the carrying amount of the revenue equipment installment notes included $0.1 million in fair value adjustments. As of December 31, 2025, the carrying amount of the revenue equipment installment notes included $0.2 million in fair value adjustments.
6As of September 30, 2026, the carrying amount of the final 2021 Prudential Note included $0.2 million in fair value adjustments. As of December 31, 2025, the carrying amount of the 2021 Prudential Notes included $0.3 million in fair value adjustments.
7The contingent consideration is primarily related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of September 30, 2026 and December 31, 2025, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2026
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
As of June 30, 2026, the Company used volatility rates of 35.0% and 48.0% for operating income and net income, respectively. The Company estimates future payments using the earnout formula and performance targets specified in the purchase agreement and these financial projections. These payments are discounted to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of U.S. Xpress to achieve the targets. As of June 30, 2026, the Company used a risk-adjusted discount rate of 5.9%. Changes in financial projections or the risk-adjusted discount rate, would result in a change in the fair value of contingent consideration. The $22.8 million change in fair value of contingent consideration is included in "Other income (expense), net" in the condensed consolidated statements of comprehensive income for the year-to-date period ended September 30, 2026.
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
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of September 30, 2026
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
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2026 and December 31, 2025, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Property and Equipment — Net gains on disposals of operating property and equipment, including disposals of operating property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of operating property and equipment of:
•$22.6 million and $20.9 million for the quarters ended September 30, 2026 and 2025, respectively.
•$53.1 million and $48.2 million for the year-to-date periods ended September 30, 2026 and 2025, respectively.
Net gains (loss) on disposals of non-operating property and equipment are reported in "Other income (expense), net" in the condensed consolidated statements of comprehensive income. The Company recorded net gains (loss) on disposals of non-operating property and equipment of:
•$(0.9) million for the quarter ended September 30, 2026.no
•$0.8 million and $6.5 million for the year-to-date periods ended September 30, 2026 and 2025, respectively.

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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2026
Cash and cash equivalents	1,035	1,035	—	—
Total pension plan assets	$1,035	$1,035	$—	$—

As of December 31, 2025
Fixed income funds	$33,236	$33,236	$—	$—
Cash and cash equivalents	748	748	—	—
Total pension plan assets	$33,984	$33,984	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended September 30,				Year-to-Date September 30,
	2026		2025		2026		2025
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$733	$245	$288	$179	$1,436	$574	$763	$433
Other Services	—	9	—	9	—	27	—	26

	September 30, 2026		December 31, 2025
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$192	$—	$81

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended September 30, 2026
Operating income by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,410,251	$434,517	$138,974	$122,876	$126,002	$(31,694)	$2,200,926
Less [1]:
Salaries, wages, and benefits	$438,725	$227,765	$6,610	$16,487	$83,331	$(633)	$772,285
Fuel	271,225	56,130	—	7,369	795	—	335,519
Operations and maintenance [2]	126,429	27,992	3,748	6,702	(13,505)	(6,318)	145,048
Insurance and claims	73,264	19,785	1,106	1,221	6,154	(33)	101,497
Depreciation and amortization of property and equipment	138,227	22,047	463	6,186	13,267	—	180,190
Purchased transportation	140,918	9,306	112,077	76,273	(240)	(10,180)	328,154
Other segment items 2 3	98,381	46,551	6,549	5,881	16,696	(14,530)	159,528
Total operating expense	$1,287,169	$409,576	$130,553	$120,119	$106,498	$(31,694)	$2,022,221
Operating income	$123,082	$24,941	$8,421	$2,757	$19,504	$—	$178,705
Operating ratio	91.3%	94.3%	93.9%	97.8%	84.5%	100.0%	91.9%

	Quarter Ended September 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$1,236,634	$394,501	$140,404	$94,083	$88,880	$(27,445)	$1,927,057
Less [1]:
Salaries, wages, and benefits	$447,534	$218,293	$6,804	$14,894	$68,314	$(561)	$755,278
Fuel	185,002	32,069	—	4,188	548	—	221,807
Operations and maintenance [2]	129,955	27,489	4,200	4,939	(18,522)	(5,624)	142,437
Insurance and claims	83,995	17,419	782	1,078	13,223	—	116,497
Depreciation and amortization of property and equipment	133,612	24,334	467	5,907	14,716	—	179,036
Purchased transportation	111,762	6,885	114,749	57,445	4,043	(10,498)	284,386
Other segment items 2 3	108,873	69,705	6,565	7,930	(5,021)	(10,762)	177,290
Total operating expense	$1,200,733	$396,194	$133,567	$96,381	$77,301	$(27,445)	$1,876,731
Operating income (loss)	$35,901	$(1,693)	$6,837	$(2,298)	$11,579	$—	$50,326
Operating ratio	97.1%	100.4%	95.1%	102.4%	87.0%	100.0%	97.4%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Year-to-Date September 30, 2026
Operating income by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$3,959,760	$1,223,029	$406,278	$329,853	$312,768	$(84,827)	$6,146,861
Less [1]:
Salaries, wages, and benefits	$1,294,552	$664,083	$19,743	$47,973	$245,370	$(1,925)	$2,269,796
Fuel	712,287	140,846	—	19,152	1,933	—	874,218
Operations and maintenance [2]	366,492	82,471	11,975	18,697	(51,752)	(17,924)	409,959
Insurance and claims	226,718	67,756	2,559	3,518	10,631	(364)	310,818
Depreciation and amortization of property and equipment	409,608	64,972	1,345	18,530	40,705	—	535,160
Purchased transportation	381,450	23,495	335,467	202,736	11,017	(25,236)	928,929
Other segment items 2 3	319,368	136,371	19,318	17,261	52,901	(39,378)	505,841
Total operating expense	$3,710,475	$1,179,994	$390,407	$327,867	$310,805	$(84,827)	$5,834,721
Operating income	$249,285	$43,035	$15,871	$1,986	$1,963	$—	$312,140
Operating ratio	93.7%	96.5%	96.1%	99.4%	99.4%	100.0%	94.9%

	Year-to-Date September 30, 2025
Operating income (loss) by segment:	Truckload	LTL	Logistics	Intermodal	All Other Segments	Eliminations	Total
	(In thousands)
Total revenue	$3,643,220	$1,133,756	$410,323	$269,251	$234,891	$(78,082)	$5,613,359
Less [1]:
Salaries, wages, and benefits	$1,326,730	$635,872	$20,342	$44,336	$205,905	$(1,666)	$2,231,519
Fuel	527,915	90,728	—	12,417	1,559	—	632,619
Operations and maintenance [2]	375,521	77,608	13,450	17,702	(53,298)	(16,204)	414,779
Insurance and claims	221,008	45,922	3,075	4,261	19,737	—	294,003
Depreciation and amortization of property and equipment	397,493	71,496	1,540	17,539	44,985	—	533,053
Purchased transportation	326,688	23,807	334,701	161,895	9,742	(29,431)	827,402
Other segment items 2 3	341,944	158,989	19,688	18,640	(18,101)	(30,781)	490,379
Total operating expense	$3,517,299	$1,104,422	$392,796	$276,790	$210,529	$(78,082)	$5,423,754
Operating income (loss)	$125,921	$29,334	$17,527	$(7,539)	$24,362	$—	$189,605
Operating ratio	96.5%	97.4%	95.7%	102.8%	89.6%	100.0%	96.6%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2026 and 2025. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2026 and December 31, 2025.

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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "pursue," "address," "mission," "maintain," "ongoing," "predicts," "budgets," "remains," "continue," "outlook," "confident," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2025 Annual Report, Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
Key Financial Highlights — Year-to-Date September 30, 2026
Consolidated operating income increased 64.6% to $312.1 million during the year-to-date period ended September 30, 2026, as compared to the same period last year. Net income attributable to Knight-Swift increased
120.1% to $160.1 million.
•Truckload — 93.7% operating ratio during the year-to-date period ended September 30, 2026. The Adjusted Operating Ratio1 was 92.1%, with a 3.0% year-over-year increase in revenue, excluding fuel surcharge and intersegment transactions.
•LTL — 96.5% operating ratio during the year-to-date period ended September 30, 2026. The Adjusted Operating Ratio1 deteriorated 160 basis points year-over-year to 94.2%, primarily due to $18.0 million of expense for adverse claims development in our LTL segment during the first quarter of 2026, largely related to an adverse arbitration ruling on a 2022 claim.
•Logistics — 96.1% operating ratio during the year-to-date period ended September 30, 2026. The Adjusted Operating Ratio1 was 95.2% with a gross margin of 17.0%. Revenue decreased 1.0% year-over-year driven by a 22.8% decline in load count, partially offset by a 27.9% increase in revenue per load.
•Intermodal — 99.4% operating ratio during the year-to-date period ended September 30, 2026. The Adjusted Operating Ratio improved 250 basis points to 99.4%, as year-over-year load count and revenue per load increased 11.2% and 10.2%, respectively.
•All Other Segments — Operating income was $2.0 million during the year-to-date period ended September 30, 2026 compared to operating income of $24.4 million during the comparable period of 2025, largely as a result of the inclusion of $17.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman, partially offset by revenue growth in our warehousing and trailer leasing businesses as well as the $14.0 million loss contingency in 2025.
•Liquidity and Capital — During the year-to-date period ended September 30, 2026, we generated $799.9 million in operating cash flows and Free Cash Flow1 of $373.2 million. From a financing perspective, during the first half of 2026 we issued $1.5 billion face amount of convertible 1.0% notes due November 2031, and we made $626.0 million of net payments on our 2025 Revolver, $826.0 million on outstanding term loans, $91.9 million in payments on our finance lease liabilities and $113.5 million in payments on operating lease liabilities. Additionally, we had a net increase of $78.3 million in the outstanding investment in the accounts receivable securitization program. As of September 30, 2026, we had a balance of $254.2 million in unrestricted cash and cash equivalents, $2.1 billion face value outstanding debt, net of unrestricted cash, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
_________________________________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$2,200,926	$1,927,057	$6,146,861	$5,613,359
Revenue, excluding truckload and LTL fuel surcharge	$1,852,830	$1,720,889	$5,255,249	$5,026,053
Net income attributable to Knight-Swift	$118,266	$7,861	$160,138	$72,743
Earnings per diluted share	$0.72	$0.05	$0.98	$0.45
Operating ratio	91.9%	97.4%	94.9%	96.6%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$135,865	$51,281	$252,879	$153,832
Adjusted EPS [1]	$0.83	$0.32	$1.55	$0.95
Adjusted Operating Ratio [1]	89.3%	93.8%	92.4%	94.1%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	20,470	21,319	20,734	21,513
Average trailers [3]	81,003	84,044	81,751	85,140
LTL
Average tractors [4]	4,344	4,221	4,297	4,146
Average trailers [5]	11,627	11,016	11,454	10,985
Intermodal
Average tractors	633	573	616	599
Average containers	12,480	12,535	12,496	12,541
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.8 years and 2.7 years as of September 30, 2026 and 2025, respectively.
3Our average trailers includes 7,285 and 9,486 trailers related to leasing activities recorded within our All Other Segments for the quarters ended September 30, 2026 and 2025, respectively. Our average trailers includes 8,092 and 9,457 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods September 30, 2026 and 2025, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 10.1 years and 9.5 years as of September 30, 2026 and 2025, respectively. Starting with the fourth quarter of 2025, the Company is excluding chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.
4Our LTL tractor fleet had a weighted average age of 3.9 years as of September 30, 2026 and 2025, respectively. Our LTL tractor fleet includes 637 and 677 tractors from ACT's dedicated and other businesses for the quarters ended September 30, 2026 and 2025, respectively. Our LTL tractor fleet includes 644 and 668 tractors from ACT's dedicated and other businesses for the year-to-date periods September 30, 2026 and 2025, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

5Our LTL trailer fleet had a weighted average age of 7.8 years and 8.0 years as of September 30, 2026 and 2025, respectively. Our LTL trailer fleet includes 1,409 and 1,236 trailers from ACT's dedicated and other businesses for the quarters ended September 30, 2026 and 2025, respectively. Our LTL trailer fleet includes 1,358 and 1,097 trailers from ACT's dedicated and other businesses for the year-to-date periods September 30, 2026 and 2025, respectively.
Market Trends and Company Outlook
Market Trends
Freight market conditions continued to improve during the third quarter as the truckload market remained tight following an extended period of excess capacity. While broad measures of industry demand remained largely stable, demand for our capacity remained strong, supported by increased peak season project activity. Spot rates and load tender rejection rates remained strong, while contractual pricing continued to improve as annual bid cycles progressed.
Regulatory actions by the Federal Motor Carrier Safety Administration and U.S. Department of Transportation continued to influence capacity across the truckload market. Efforts related to Commercial Driver's License ("CDL") compliance, cabotage, driver qualifications, and hours-of-service enforcement continue to impact market capacity, particularly among certain lower-priced operators. These efforts remain in relatively early stages and continue to have a more pronounced impact on the one-way truckload market.
Against this backdrop, truckload pricing continued to improve during the quarter as stronger spot market conditions increasingly carried into contractual pricing. Routing guide disruptions continued to generate mini-bid and turnback opportunities, while peak season projects provided additional demand for capacity. We remained focused on disciplined pricing, network efficiency, and aligning freight opportunities with our operating strategy.
In the LTL market, demand remained steady with pockets of improvement, while pricing remained stable to slightly improving and contractual renewals continued at a mid-single-digit pace. Logistics market conditions remained competitive, with third-party capacity costs easing seasonally during the quarter while customers continued to emphasize reliable, asset-based providers. Intermodal conditions also improved as tight truckload capacity and elevated diesel prices increased shipper interest in alternative transportation modes, contributing to improving volume and pricing trends.
Overall, freight markets continued to rebalance during the third quarter as industry capacity remained tight and pricing conditions improved. While broad demand trends remained relatively stable and market conditions remain subject to uncertainty related to economic activity, fuel costs, regulatory developments, and seasonal demand patterns, customer activity and pricing trends continued to provide opportunities across our transportation businesses.
Company Outlook
Our Company outlook for the fourth quarter of 2026 includes the following:
Truckload
•Truckload Segment revenue, excluding fuel surcharge, up low double-digit percent with Adjusted Operating Ratio improving 650 - 750 basis points year-over-year in fourth quarter.
LTL
•LTL Segment revenue, excluding fuel surcharge, up high single to low double-digit percent with Adjusted Operating Ratio improving 100 - 200 basis points year-over-year in fourth quarter.
Logistics
•Logistics Segment revenue flat and Adjusted Operating Ratio improving 300 - 400 basis points year-over-year in fourth quarter.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal
•Intermodal Segment revenue up 25% - 30% with Adjusted Operating Ratio improving 150 - 250 basis points year-over-year in fourth quarter.
All Other
•All Other Segments operating results, before including the $11.5 million quarterly intangible asset amortization, to be a loss of approximately $13 million to $17 million in fourth quarter, which includes approximately $6.5 million of AR securitization cost that was reported as interest expense in 2025.
Additional
•Gain on sale to be in the range of $17 million to $21 million in fourth quarter,
•Net interest expense stable sequentially in fourth quarter,
•"Other income, net" below the line expected to be approximately $1 million to $3 million in fourth quarter,
•Net cash capital expenditures for full-year 2026 expected range of $600 million - $625 million,
•Expected effective tax rate on adjusted income before taxes of approximately 24.7% to 25.7% for fourth quarter.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Operating Results: Third Quarter 2026 compared to Third Quarter 2025
The $110.4 million increase in net income attributable to Knight-Swift to $118.3 million during the third quarter of 2026 from $7.9 million during the same period last year includes the following:
•Contributor — $87.2 million increase in operating income within our Truckload segment primarily due to a 6.5% increase in revenue, excluding fuel surcharge and intersegment transactions, as a result of a 9.7% improvement in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 3.0% decrease in loaded miles.
•Contributor — $26.6 million increase in operating income within our LTL segment primarily due to a 4.0% increase in revenue per shipment, excluding fuel surcharge during the current period as well as the $28.8 million trade name impairment in the comparable period as a result of our decision to combine our LTL brands under the AAA Cooper trade name in 2025, partially offset by a $4.6 million decrease in gains on sale.
•Contributor — $1.6 million increase in operating income within our Logistics segment due to a 46.7% increase in revenue per load, partially offset by a 32.6% decline in load count.
•Contributor — $5.1 million increase in operating income within our Intermodal segment, driven by 13.3% increase in load count and a 15.2% increase in revenue per load.
•Contributor — $7.9 million increase in operating income within the All Other Segments due to a 41.8% increase in revenue primarily driven by growth in our warehousing and independent contractor support services and because the inclusion of the $6.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement were less impactful than the loss contingency of $11.2 million included in the prior period.
•Contributor — $22.8 million decrease in consolidated interest expense primarily driven by a lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $6.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement.
•Offset — $3.5 million decrease in other income (expense), net, primarily due to a decrease in net gains recorded within our portfolio of investments.
•Offset — $37.1 million increase in consolidated income tax expense primarily due to an increase in pretax income. Our effective tax rate for the third quarter of 2026 was 27.4%, compared to 47.0% for the third quarter of 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Results: Year-to-Date September 30, 2026 compared to Year-to-Date September 30, 2025
The $87.4 million increase in net income attributable to Knight-Swift to $160.1 million during the year-to-date period ended September 30, 2026 from $72.7 million during the same period last year includes the following:
•Contributor — $123.4 million increase in operating income within our Truckload segment primarily due to a 3.0% increase in revenue, excluding fuel surcharge and intersegment transactions driven by a 5.8% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 2.5% decrease in loaded miles.
•Contributor — $13.7 million increase in operating income within our LTL segment primarily due to a 3.9% increase in revenue excluding fuel surcharge per shipment and a 6.0% increase in weight per shipment per day during the current period as well as the $28.8 million trade name impairment in the comparable period as a result of our decision to combine our LTL brands under the AAA Cooper trade name in 2025. This was partially offset by $18.0 million of expense for claims development, primarily related to an adverse arbitration ruling on a 2022 claim incurred in the first quarter of 2026.
•Contributor — $9.5 million change in operating income within our Intermodal segment, driven by 11.2% increase in load count and a 10.2% increase in revenue per load.
•Contributor — $49.9 million decrease in consolidated interest expense primarily driven by lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $17.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement.
•Offset — $1.7 million decrease in operating income within our Logistics segment due to a 22.8% decline in load count, partially offset by a 27.9% increase in revenue per load.
•Offset — $22.4 million decrease in operating income within the All Other Segments, partially due to the inclusion of $17.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman, partially offset by revenue growth in our warehousing and trailer leasing businesses during the current period as well as the $14.0 million loss contingency in 2025.
•Offset — $46.8 million decrease in other income (expense), net, primarily due to the $22.8 million expense for the mark-to-market adjustment in 2026 related to certain purchase price obligations associated with the U.S. Xpress Acquisition and a net loss recorded within our portfolio of investments.
•Offset — $35.0 million increase in consolidated income tax expense primarily due to an increase in pre-tax income and additional tax expense associated with the mark-to-market adjustment. Our effective tax rate for the year-to-date period ended September 30, 2026 was 29.5%, compared to 30.4% for the year-to-date period ended September 30, 2025.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
Revenue:	(In thousands)
Truckload	$1,410,251	$1,236,634	$3,959,760	$3,643,220
LTL	434,517	394,501	1,223,029	1,133,756
Logistics	138,974	140,404	406,278	410,323
Intermodal	122,876	94,083	329,853	269,251
Subtotal	$2,106,618	$1,865,622	$5,918,920	$5,456,550
All Other Segments	126,002	88,880	312,768	234,891
Intersegment eliminations	(31,694)	(27,445)	(84,827)	(78,082)
Total revenue	$2,200,926	$1,927,057	$6,146,861	$5,613,359

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
Operating income (loss):	(In thousands)
Truckload	$123,082	$35,901	$249,285	$125,921
LTL	24,941	(1,693)	43,035	29,334
Logistics	8,421	6,837	15,871	17,527
Intermodal	2,757	(2,298)	1,986	(7,539)
Subtotal	$159,201	$38,747	$310,177	$165,243
All Other Segments	19,504	11,579	1,963	24,362
Operating income	$178,705	$50,326	$312,140	$189,605

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 14,500 irregular route and 5,900 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME and DHE acquisitions, provides our customers with super-regional LTL transportation service through our growing network of approximately 180 facilities and a door count of approximately 6,900. Our LTL segment operates approximately 4,300 tractors and approximately 11,600 trailers, including equipment used for dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of approximately 81,000 trailers.
•Our All Other Segments include warehousing and support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, trailer parts manufacturing, and warranty services. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,410,251	$1,236,634	$3,959,760	$3,643,220	14.0%	8.7%
Revenue, excluding fuel surcharge and intersegment transactions	$1,154,886	$1,084,363	$3,303,062	$3,205,746	6.5%	3.0%
GAAP: Operating income	$123,082	$35,901	$249,285	$125,921	242.8%	98.0%
Non-GAAP: Adjusted Operating Income [1]	$124,634	$41,227	$262,417	$146,116	202.3%	79.6%
Average revenue per tractor [2]	$56,419	$50,864	$159,307	$149,014	10.9%	6.9%
GAAP: Operating ratio [2]	91.3%	97.1%	93.7%	96.5%	(580 bps)	(280 bps)
Non-GAAP: Adjusted Operating Ratio 1 2	89.2%	96.2%	92.1%	95.4%	(700 bps)	(330 bps)
Non-paid empty miles percentage [2]	12.1%	13.8%	12.6%	14.0%	(170) bps	(140 bps)
Average length of haul (miles) [2]	378	368	376	370	2.7%	1.6%
Total miles per tractor [2]	21,143	21,337	62,460	62,697	(0.9%)	(0.4%)
Average tractors 2 3	20,470	21,319	20,734	21,513	(4.0%)	(3.6%)
Average trailers 2 4	81,003	84,044	81,751	85,140	(3.6%)	(4.0%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 18,143 and 19,265 average company-owned tractors for the third quarter of 2026 and 2025, respectively. Includes 18,568 and 19,474 average company-owned tractors for the year-to-date periods September 30, 2026 and 2025, respectively.
4    Our average trailers includes 7,285 and 9,486 trailers related to leasing activities recorded within our All Other Segments for the quarters ended September 30, 2026 and 2025, respectively. Our average trailers includes 8,092 and 9,457 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods September 30, 2026 and 2025, respectively. Starting with the fourth quarter of 2025, the Company is excluding chassis trailers from its average trailer calculation. Prior period information has been recast for comparability.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2026 and 2025 — Demand for our Truckload service remained strong throughout the quarter as industry capacity remains under pressure and shippers continue to align with quality carriers. Truckload segment revenue, excluding fuel surcharge and intersegment transactions, grew 6.5% year-over-year, the strongest organic growth in over four years, driven by a 9.7% improvement in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, which was partially offset by a 3.0% decrease in loaded miles year-over-year. In our over-the-road service, revenue per loaded mile, excluding fuel and intersegment transactions, increased mid-teens percent year-over-year. Adjusted Operating Ratio improved 700 basis points year-over-year to 89.2% as our ongoing efforts around driver training, pricing, and cost control helped us navigate driver and fuel cost headwinds in the quarter. Adjusted Operating Income improved 202.3% year-over-year, largely as a result of the improvement in pricing and a 170 basis point reduction in empty miles percentage as we improve the efficiency of our network. After the tightening driver market pressured our seated truck count during the second quarter, our targeted investments in recruiting, training, and driver pay helped to stabilize our seated truck count in July, which held through the quarter. We are preparing further measures to improve our driver development and enhance utilization to maximize our opportunities, given that margins are progressing according to plan and our load rejection rates continue to run at levels that are two to three times the public indicators. Total miles per tractor declined 0.9% year-over-year, largely due to the reduction in empty miles as loaded miles per tractor increased year-over-year for the eighth consecutive quarter.
U.S. Xpress continues to improve profitability, with pricing gains in its over-the-road division outpacing the legacy brands. We anticipate another supportive bid cycle through 2027, which should allow us to close the remaining pricing gap. After the previous quarter marked the first profitable quarter since the acquisition for the U.S. Xpress over-the-road division, this division reached a mid-90s Adjusted Operating Ratio in the third quarter. This helped to bring U.S. Xpress' total trucking Adjusted Operating Ratio into the low 90s while the legacy brands achieved an 88.0% Adjusted Operating Ratio in the quarter. Across our truckload segment, we are focused on closely monitoring market pricing and demand development, intentionally deploying capacity, intensely managing costs, increasing our seated truck percentage, and enhancing utilization in order to deliver even more quality service to our customers and maximize the opportunities provided by an improving market.
Comparison Between Year-to-Date September 30, 2026 and 2025 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions improved 3.0% year-over-year, driven by a 5.8% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 2.5% decrease in loaded miles. Adjusted Operating Ratio improved 330 basis points during the year-to-date period ended September 30, 2026, to 92.1%.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$434,517	$394,501	$1,223,029	$1,133,756	10.1%	7.9%
Revenue, excluding fuel surcharge	$341,703	$340,489	$987,845	$983,473	0.4%	0.4%
GAAP: Operating income (loss)	$24,941	$(1,693)	$43,035	$29,334	N/A	46.7%
Non-GAAP: Adjusted Operating Income [1]	$29,373	$32,056	$57,043	$73,130	(8.4%)	(22.0%)
GAAP: Operating ratio [2]	94.3%	100.4%	96.5%	97.4%	(610 bps)	(90 bps)
Non-GAAP: Adjusted Operating Ratio 1 2	91.4%	90.6%	94.2%	92.6%	80 bps	160 bps
LTL shipments per day [2]	24,681	25,028	23,935	24,437	(1.4%)	(2.1%)
LTL weight per shipment [2]	1,053	1,005	1,049	990	4.8%	6.0%
LTL average length of haul (miles) [2]	715	673	703	660	6.2%	6.5%
LTL revenue per shipment [2]	$246.55	$215.07	$238.49	$212.84	14.6%	12.1%
LTL revenue xFSC per shipment [2]	$192.70	$185.27	$191.54	$184.30	4.0%	3.9%
LTL revenue per hundredweight [2]	$23.42	$21.39	$22.73	$21.50	9.5%	5.7%
LTL revenue xFSC per hundredweight [2]	$18.30	$18.43	$18.26	$18.61	(0.7%)	(1.9%)
LTL average tractors 2 3	4,344	4,221	4,297	4,146	2.9%	3.6%
LTL average trailers 2 4	11,627	11,016	11,454	10,985	5.5%	4.3%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 637 and 677 tractors from ACT's dedicated and other businesses for the third quarter of 2026 and 2025, respectively. Our LTL tractor fleet includes 644 and 668 tractors from ACT's dedicated and other businesses for the year-to-date periods September 30, 2026 and 2025, respectively.
4Our LTL trailer fleet includes 1,409 and 1,236 trailers from ACT's dedicated and other businesses for the third quarter of 2026 and 2025, respectively. Our LTL trailer fleet includes 1,358 and 1,097 trailers from ACT's dedicated and other businesses for the year-to-date periods September 30, 2026 and 2025, respectively.
Comparison Between the Quarters Ended September 30, 2026 and 2025 — The LTL market demand was generally stable, with more supportive pricing conditions beginning to emerge from the truckload market tightening. Revenue, excluding fuel surcharge, increased 0.4% year-over-year, as a 4.0% increase in revenue per shipment, excluding fuel surcharge, was partially offset by a 1.4% decrease in LTL shipments per day and a decline in revenue from dedicated services. We continued our efforts to improve network efficiency, freight mix, and service delivery through the quarter, and progress here helped drive a 2.9% sequential increase in shipment count over second quarter levels, as compared to a typical modest seasonal decrease. Improvements in freight mix produced 3.3% growth in daily tonnage, 4.8% growth in weight per shipment, and a 6.2% increase in length of haul year-over-year. Revenue per hundredweight, excluding fuel surcharge, fell 0.7%, driven by the increase in weight per shipment as our network and freight mix continue to evolve from a regional base to a national profile. Renewal rates continued their trend of mid single-digit percentage increases. The Adjusted Operating Ratio increased slightly by 80 basis points year-over-year to 91.4%, and Adjusted Operating Income declined $2.7 million primarily driven by a $4.6 million decrease in gains on sale.

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
Comparison Between Year-to-Date September 30, 2026 and 2025 — Our LTL segment revenue, excluding fuel surcharge, improved slightly year-over-year as weight per shipment increased 6.0% during the year-to-date period ended September 30, 2026. Revenue per hundredweight, excluding fuel surcharge, decreased 1.9%, while revenue per shipment, excluding fuel surcharge, increased by 3.9%. This segment produced a 94.2% Adjusted Operating Ratio during the year-to-date period ended September 30, 2026.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$138,974	$140,404	$406,278	$410,323	(1.0%)	(1.0%)
GAAP: Operating income	$8,421	$6,837	$15,871	$17,527	23.2%	(9.4%)
Non-GAAP: Adjusted Operating Income 1 2	$9,571	$8,001	$19,344	$21,019	19.6%	(8.0%)
Revenue per load – Brokerage only [2]	$2,885	$1,967	$2,532	$1,980	46.7%	27.9%
Gross margin percentage – Brokerage only [2]	18.9%	17.8%	17.0%	18.2%	110 bps	(120 bps)
GAAP: Operating ratio [2]	93.9%	95.1%	96.1%	95.7%	(120 bps)	40 bps
Non-GAAP: Adjusted Operating Ratio 1 2	93.1%	94.3%	95.2%	94.9%	(120 bps)	30 bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2026 and 2025 — Logistics segment revenue decreased 1.0% year-over-year, as a 46.7% increase in revenue per load was offset by a 32.6% decline in load count. Adjusted Operating Income grew 19.6% year-over-year to $9.6 million despite the slight revenue decrease as we maintained a disciplined approach to profitability and carrier selection. The Adjusted Operating Ratio of 93.1% improved 120 basis points year-over-year, as ongoing progress resetting contractual pricing catches up to the increased capacity costs. Gross margin of 18.9% improved 110 basis points year-over-year and 350 basis points sequentially.
We remain disciplined on price and diligent in carrier qualification to provide value to customers while maintaining profitability. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The Logistics segment Adjusted Operating Ratio was 95.2%, with a gross margin of 17.0% in the year-to-date period ended September 30, 2026. Revenue decreased 1.0% year-over-year, driven by a 22.8% decline in load count, partially offset by a 27.9% increase in revenue per load.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands, except per load data)				Increase (Decrease)
Revenue	$122,876	$94,083	$329,853	$269,251	30.6%	22.5%
GAAP: Operating income (loss)	$2,757	$(2,298)	$1,986	$(7,539)	220.0%	126.3%
Non-GAAP: Adjusted Operating Income (Loss) [1]	$2,757	$156	$1,986	$(5,085)	1,667.3%	139.1%
Average revenue per load [1]	$3,065	$2,660	$2,874	$2,607	15.2%	10.2%
GAAP: Operating ratio [1]	97.8%	102.4%	99.4%	102.8%	(460 bps)	(340 bps)
Non-GAAP: Adjusted Operating Ratio [1]	97.8%	99.8%	99.4%	101.9%	(200 bps)	(250 bps)
Load count	40,090	35,375	114,788	103,268	13.3%	11.2%
Average tractors [1] [2]	633	573	616	599	10.5%	2.8%
Average containers [1]	12,480	12,535	12,496	12,541	(0.4%)	(0.4%)
1    Defined under "Operating Statistics," above.
2    Includes 589 and 527 company-owned tractors for the third quarter of 2026 and 2025, respectively. Includes 574 and 552 company-owned tractors for the year-to-date periods ended September 30, 2026 and 2025, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2026 and 2025 — The Intermodal segment grew revenue 30.6% and improved its Adjusted Operating Ratio 200 basis points year-over-year through a 13.3% increase in load count, a 15.2% increase in revenue per load, and improvements in cost and network efficiency. Core pricing improved throughout the quarter, as revenue per load increased 5.5% year-over-year when excluding fuel surcharge revenue. On a sequential basis, load count grew 2.6%, and revenue per load grew 5.7%, driving 8.4% revenue growth and a 160 basis point improvement in the operating ratio over the second quarter levels. Customer demand remains robust, driven by our strong service levels and conversion opportunities supported by tight trucking capacity and high fuel prices. We remain focused on delivering excellent service and driving appropriate returns through cost control, network balance, equipment utilization, and growing our load count with disciplined pricing.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The Intermodal segment operated with a 99.4% operating ratio, with total revenue increasing 22.5% year-over-year. The increase in revenue was driven by an 11.2% increase in load count and a 10.2% increase in revenue per load when compared to the same period last year.
All Other Segments
Our All Other Segments include warehousing and support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, trailer parts manufacturing, warranty services, and insurance for independent contractors. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.5 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$126,002	$88,880	$312,768	$234,891	41.8%	33.2%
Operating income	$19,504	$11,579	$1,963	$24,362	68.4%	(91.9%)
Comparison Between the Quarters Ended September 30, 2026 and 2025 — Revenue within our All Other Segments for the third quarter increased 41.8% primarily driven by growth in our warehousing and independent contractor support services. Operating income grew 68.4% as a result of this growth and because the inclusion of $6.3 million of costs for the accounts receivable securitization program were less impactful than the loss contingency of $11.2 million included in the prior year period.
Comparison Between Year-to-Date September 30, 2026 and 2025 — Revenue within our All Other Segments for the year-to-date period ended September 30, 2026 increased 33.2% primarily driven by growth in our warehousing and trailer leasing businesses. Operating results declined year-over-year primarily due to the inclusion of $17.3 million of costs for the accounts receivable securitization program as well as an $18.2 million severance charge primarily related to the retirement and related consulting arrangement for our former executive chairman.

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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$772,285	$755,278	$2,269,796	$2,231,519	2.3%	1.7%
% of total revenue	35.1%	39.2%	36.9%	39.8%	(410 bps)	(290 bps)
% of revenue, excluding truckload and LTL fuel surcharge	41.7%	43.9%	43.2%	44.4%	(220 bps)	(120 bps)
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
Comparison Between the Quarters Ended September 30, 2026 and 2025 — The $17.0 million increase in consolidated salaries, wages, and benefits for the third quarter of 2026, as compared to the third quarter of 2025, is primarily due to increases in driving associate pay rates and non-driver salaries and wages, partially offset by a 5.7% decrease in total miles driven by company driving associates in our Truckload and LTL segments.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $38.3 million increase in consolidated salaries, wages, and benefits for the year-to-date period ended September 30, 2026, as compared to the year-to-date period ended September 30, 2025, is primarily due to increases in driving associate pay rates and non-driver salaries and wages and a portion of the severance expense, $7.0 million, recorded in salaries, wages, and benefits primarily related to the retirement and related consulting arrangement for our former executive chairman. These increases were partially offset by a 4.1% decrease in total miles driven by company driving associates in our Truckload segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Fuel	$335,519	$221,807	$874,218	$632,619	51.3%	38.2%
% of total revenue	15.2%	11.5%	14.2%	11.3%	370 bps	290 bps
% of revenue, excluding truckload and LTL fuel surcharge	18.1%	12.9%	16.6%	12.6%	520 bps	400 bps
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
Comparison Between Quarters Ended September 30, 2026 and 2025 — The $113.7 million increase in consolidated fuel expense for the third quarter of 2026 is primarily driven by an increase in the average weekly DOE fuel prices for the third quarter of 2026, as compared to the third quarter of 2025. Average weekly DOE fuel prices were $5.56 per gallon for the third quarter of 2026 and $3.76 per gallon for the third quarter of 2025. This was partially offset by a 5.7% decrease in total miles driven by company driving associates in our Truckload and LTL segments.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $241.6 million increase in consolidated fuel expense for the year-to-date period ended September 30, 2026 is primarily driven by an increase in the average weekly DOE fuel prices for the year-to-date period ended September 30, 2026, as compared to the year-to-date period ended September 30, 2025. Average weekly DOE fuel prices were $5.00 per gallon for the year-to-date period ended September 30, 2026 and $3.65 for the year-to-date period ended September 30, 2025. This was partially offset by a 4.1% decrease in total miles driven by company driving associates in our Truckload and LTL segments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$145,048	$142,437	$409,959	$414,779	1.8%	(1.2%)
% of total revenue	6.6%	7.4%	6.7%	7.4%	(80 bps)	(70 bps)
% of revenue, excluding truckload and LTL fuel surcharge	7.8%	8.3%	7.8%	8.3%	(50 bps)	(50 bps)
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
Comparison Between Quarters Ended September 30, 2026 and 2025 — Operations and maintenance expense increased by $2.6 million in the third quarter as compared to the same period last year, primarily due to the higher driving associate hiring expense associated with efforts to increase our seated tractor count.
Comparison Between Year-to-Date September 30, 2026 and 2025 — Operations and maintenance expense decreased by $4.8 million for the year-to-date period ended September 30, 2026, as compared to the same period last year, primarily due to the decrease in total company miles discussed above.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$101,497	$116,497	$310,818	$294,003	(12.9%)	5.7%
% of total revenue	4.6%	6.0%	5.1%	5.2%	(140 bps)	(10 bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.5%	6.8%	5.9%	5.8%	(130 bps)	10 bps
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between Quarters Ended September 30, 2026 and 2025 — Consolidated insurance and claims expense decreased by $15.0 million in the third quarter of 2026 compared to the same period last year. The decrease was primarily attributable to $12.0 million of insurance and claims costs at U.S. Xpress recognized in the third quarter of 2025 related to the settlement of two large 2023 auto liability claims, one of which occurred prior to our July 2023 acquisition and the other shortly thereafter, as well as an increase in the loss contingency of $11.2 million in the third quarter of 2025 associated with the 2024 exit from the third-party carrier insurance business. These decreases were partially offset by increased claims development during the third quarter of 2026.
Comparison Between Year-to-Date September 30, 2026 and 2025 — Consolidated insurance and claims expense increased by $16.8 million for the year-to-date period ended September 30, 2026. This increase was primarily due to $18.0 million of expense for claims development in our LTL segment, largely related to an adverse arbitration ruling on a 2022 claim, during the first quarter of 2026, and an increase in claims development during the year-to-date period ended September 30, 2026.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$35,461	$33,263	$107,590	$102,154	6.6%	5.3%
% of total revenue	1.6%	1.7%	1.8%	1.8%	(10 bps)	— bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	1.9%	2.0%	2.0%	— bps	— bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses as a percent of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the third quarter, as compared to the same period last year. During the year-to-date period ended September 30, 2026, "Operating taxes and licenses" increased $5.4 million compared to the same period last year primarily due to $4.1 million of expense in our Truckload segment for an adverse decision on VAT reimbursement in Mexico for prior tax years.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Communications	$7,325	$7,047	$21,012	$21,811	3.9%	(3.7%)
% of total revenue	0.3%	0.4%	0.3%	0.4%	(10 bps)	(10 bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.4%	0.4%	0.4%	— bps	— bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense as a percentage of total revenue and revenue, excluding truckload and LTL fuel surcharge remained relatively flat for the third quarter of 2026 and the year-to-date period ended September 30, 2026, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$180,190	$179,036	$535,160	$533,053	0.6%	0.4%
% of total revenue	8.2%	9.3%	8.7%	9.5%	(110 bps)	(80 bps)
% of revenue, excluding truckload and LTL fuel surcharge	9.7%	10.4%	10.2%	10.6%	(70 bps)	(40 bps)
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
The increases of $1.2 million and $2.1 million during the third quarter and the year-to-date period ended September 30, 2026, respectively, are primarily related to higher equipment costs from equipment refreshed during the second half of 2025.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$18,493	$19,246	$56,229	$57,738	(3.9%)	(2.6%)
% of total revenue	0.8%	1.0%	0.9%	1.0%	(20 bps)	(10 bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	1.1%	1.1%	1.1%	(10 bps)	— bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and various other acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$40,667	$41,647	$129,595	$127,709	(2.4%)	1.5%
% of total revenue	1.8%	2.2%	2.1%	2.3%	(40 bps)	(20 bps)
% of revenue, excluding truckload and LTL fuel surcharge	2.2%	2.4%	2.5%	2.5%	(20 bps)	— bps
Rental expense consists primarily of payments for our terminals and other real estate leases, as well as for revenue equipment assumed in the U.S. Xpress Acquisition.
Comparison Between the Quarters Ended September 30, 2026 and 2025 — The $1.0 million decrease in net consolidated rental expense is primarily due to an increase in our owned versus leased equipment.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $1.9 million increase in net consolidated rental expense is primarily due to incorporation of new facilities as we expand our network, partially offset by a decrease in the rental expense for revenue equipment.
We anticipate that rental expense will decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, a majority of our revenue equipment, terminal improvements, or terminal expansions for the remainder of 2026.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$328,154	$284,386	$928,929	$827,402	15.4%	12.3%
% of total revenue	14.9%	14.8%	15.1%	14.7%	10 bps	40 bps
% of revenue, excluding truckload and LTL fuel surcharge	17.7%	16.5%	17.7%	16.5%	120 bps	120 bps
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
The $43.8 million and $101.5 million increases in the third quarter of 2026 and the year-to-date period ended September 30, 2026, respectively, when compared to the same periods last year are primarily due to increases in intermodal loads and loaded miles hauled by independent contractors, partially offset by a decrease in load counts in our Logistics segment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$34,805	$882	$45,417	(100.0%)	(98.1%)
First quarter 2026 reflects non-cash impairments related to certain intangible assets (within the All Other Segments) and assets held for sale (within the Truckload segment). Third quarter 2025 impairments reflect the non-cash impairments in tradenames of $28.8 million associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), as well as certain discontinued software projects of $2.5 million (within the Intermodal Segment), and certain real property leases of $3.6 million (within the Truckload Segment). Second quarter 2025 reflects non-cash impairments related to certain real property owned and leased of $10.6 million (within the Truckload segment). First quarter 2025 reflects non-cash impairments related to certain real property leases of $28,000 (within the Truckload segment).

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$57,582	$41,282	$190,533	$135,550	39.5%	40.6%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended September 30, 2026 and 2025 — The $16.3 million increase in net consolidated miscellaneous operating expenses is primarily due to the inclusion of $6.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement, a net increase in legal settlements expense of $1.3 million, and start up costs for new contract awards associated with our warehousing business. These were partially offset by a $1.7 million increase in gain on sales of operating property and equipment.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $55.0 million increase in net consolidated miscellaneous operating expenses is primarily due to a portion of the severance expense, $10.1 million, recorded in "Miscellaneous operating expenses" primarily related to the retirement and related consulting arrangement for our former executive chairman, an $8.2 million increase in our estimated exposure related to a pre-acquisition U.S. Xpress tax assessment, a net increase in legal settlements expense of $4.2 million, and the inclusion of $17.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement. These were partially offset by a $4.9 million increase in gain on sales of operating property and equipment.
Consolidated Other Expenses (Income)

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2026 vs.	YTD 2026 vs.
	2026	2025	2026	2025	QTD 2025	YTD 2025
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$18,174	$40,934	$72,154	$122,015	(55.6%)	(40.9%)
Other (income) expense, net	(97)	(3,638)	19,003	(27,826)	(97.3%)	(168.3%)
Income tax expense	44,463	7,388	66,711	31,684	501.8%	110.6%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2026 and 2025 — The $22.8 million decrease in interest expense is primarily driven by a lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $6.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement during the third quarter of 2026 when compared to the third quarter of 2025.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $49.9 million decrease in interest expense is primarily driven by a lower average of overall debt balances and lower average interest rates due to the terms of the 2031 Notes and the exclusion of $17.3 million of costs for the accounts receivable securitization program that were previously reported in interest expense under the prior arrangement during the year-to-date period ended September 30, 2026, when compared to the year-to-date period ended September 30, 2025.
Other (income) expense, net — Other expense (income), net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended September 30, 2026 and 2025 — The $3.5 million decrease in other (income) expense, net is primarily driven by a decrease in net gains recorded within our portfolio of investments during the third quarter of 2026.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $46.8 million decrease in other expense (income), net is primarily driven by the $22.8 million expense for the mark-to-market adjustment in 2026 related to certain purchase price obligations associated with the U.S. Xpress Acquisition and a decrease in net gains recorded within our portfolio of investments during the year-to-date period ended September 30, 2026.
Income tax expense — In addition to the discussion below, Note 3 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended September 30, 2026 and 2025 — The $37.1 million increase in consolidated income tax expense was primarily due to an increase in pretax income. Our effective tax rate for the third quarter of 2026 was 27.4%, compared to 47.0% for the third quarter of 2025.
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $35.0 million increase in consolidated income tax expense was primarily due to an increase in pre-tax income and additional tax expense associated with the mark-to-market adjustment. Our effective tax rate for the year-to-date period ended September 30, 2026 was 29.5%, compared to 30.4% for the year-to-date period ended September 30, 2025.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$118,266	$7,861	$160,138	$72,743
Adjusted for:
Income tax expense attributable to Knight-Swift	44,463	7,388	66,711	31,684
Income before income taxes attributable to Knight-Swift	162,729	15,249	226,849	104,427
Amortization of intangibles [1]	18,643	19,550	56,664	58,799
Impairments [2]	—	34,805	882	45,417
Legal accruals and loss contingencies [3]	1,200	509	2,499	770
Pre-acquisition U.S. Xpress tax assessment increase [4]	—	—	8,228	—
Severance expense [5]	—	761	18,715	1,702
Restructuring expense [6]	—	—	200	—
Write-off of deferred debt issuance costs [7]	—	2,020	1,514	2,020
USX purchase price obligation mark-to-market adjustment [8]	—	—	22,810	—
Adjusted income before income taxes	182,572	72,894	338,361	213,135
Provision for income tax expense at effective rate [9]	(46,707)	(21,613)	(85,482)	(59,303)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$135,865	$51,281	$252,879	$153,832

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP: Earnings per diluted share	$0.72	$0.05	$0.98	$0.45
Adjusted for:
Income tax expense attributable to Knight-Swift	0.27	0.05	0.41	0.19
Income before income taxes attributable to Knight-Swift	1.00	0.09	1.39	0.64
Amortization of intangibles [1]	0.11	0.12	0.35	0.36
Impairments [2]	—	0.21	0.01	0.28
Legal accruals and loss contingencies [3]	0.01	—	0.02	—
Pre-acquisition U.S. Xpress tax assessment increase [4]	—	—	0.05	—
Severance expense [5]	—	—	0.11	0.01
Restructuring expense [6]	—	—	—	—
Write-off of deferred debt issuance costs [7]	—	0.01	0.01	0.01
USX purchase price obligation mark-to-market adjustment [8]	—	—	0.14	—
Adjusted income before income taxes	1.12	0.45	2.07	1.31
Provision for income tax expense at effective rate [9]	(0.29)	(0.13)	(0.52)	(0.36)
Non-GAAP: Adjusted EPS	$0.83	$0.32	$1.55	$0.95

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
•Third quarter 2025 impairments reflect the non-cash impairments of tradenames associated with the decision to rebrand the MME and DHE brands of our LTL businesses under the AAA Cooper brand (within the LTL segment), as well as certain discontinued software projects (within the Intermodal Segment), and certain real property leases (within the Truckload Segment). Second quarter 2025 impairments reflect non-cash impairments related to certain real property owned and leased (within the Truckload Segment). First quarter 2025 reflects non-cash impairments related to certain real property leases (within the Truckload segment).
3    "Legal accruals" are included in "Insurance and claims" and "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•Third quarter 2026 legal expense reflects the net increased estimated exposure for accrued legal matters based on recent settlement agreements. During the second quarter of 2026, the Company recorded estimated legal expense for various legal matters and reduced the estimated amount reserved for a loss contingency related to our third-party carrier insurance business (within the All Other Segments). First quarter 2026 legal expense reflects the net increased estimated exposure for accrued legal matters based on recent settlement agreements.
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
7    "Write-off of deferred debt issuance costs" reflects the following:
•During the second quarter 2026 the Company made a full repayment of the Term A-2 loan and the partial paydown of the Term A-1 loan associated with the Senior Convertible Notes transaction.
•During third quarter 2025 the Company replaced the 2021 Debt Agreement and 2023 Debt Agreement with the 2025 Debt Agreement.
8    Mark-to-market adjustment related to certain purchase price obligations associated with the acquisition of U.S. Xpress.
9    For the third quarter of 2026, an adjusted effective tax rate of 25.6% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ended September 30, 2026, an adjusted effective tax rate of 25.3% was applied in our Adjusted EPS calculation. For the third quarter of 2025, an adjusted effective tax rate of 29.6% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ended September 30, 2025, an adjusted effective tax rate of 27.8% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$2,200,926	$1,927,057	$6,146,861	$5,613,359
Total operating expenses	(2,022,221)	(1,876,731)	(5,834,721)	(5,423,754)
Operating income	$178,705	$50,326	$312,140	$189,605
Operating ratio	91.9%	97.4%	94.9%	96.6%

Non-GAAP Presentation
Total revenue	$2,200,926	$1,927,057	$6,146,861	$5,613,359
Truckload and LTL fuel surcharge	(348,096)	(206,168)	(891,612)	(587,306)
Revenue, excluding truckload and LTL fuel surcharge	1,852,830	1,720,889	5,255,249	5,026,053

Total operating expenses	2,022,221	1,876,731	5,834,721	5,423,754
Adjusted for:
Truckload and LTL fuel surcharge	(348,096)	(206,168)	(891,612)	(587,306)
Amortization of intangibles [1]	(18,643)	(19,550)	(56,664)	(58,799)
Impairments [2]	—	(34,805)	(882)	(45,417)
Legal accruals and loss contingencies [3]	(1,200)	(509)	(2,499)	(770)
Pre-acquisition U.S. Xpress tax assessment increase [4]	—	—	(8,228)	—
Severance expense [5]	—	(761)	(18,715)	(1,702)
Restructuring expense [6]	—	—	(200)	—
Adjusted Operating Expenses	1,654,282	1,614,938	4,855,921	4,729,760
Adjusted Operating Income	$198,548	$105,951	$399,328	$296,293
Adjusted Operating Ratio	89.3%	93.8%	92.4%	94.1%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,410,251	$1,236,634	$3,959,760	$3,643,220
Total operating expenses	(1,287,169)	(1,200,733)	(3,710,475)	(3,517,299)
Operating income	$123,082	$35,901	$249,285	$125,921
Operating ratio	91.3%	97.1%	93.7%	96.5%

Non-GAAP Presentation
Total revenue	$1,410,251	$1,236,634	$3,959,760	$3,643,220
Fuel surcharge	(255,282)	(152,156)	(656,428)	(437,023)
Intersegment transactions	(83)	(115)	(270)	(451)
Revenue, excluding fuel surcharge and intersegment transactions	1,154,886	1,084,363	3,303,062	3,205,746

Total operating expenses	1,287,169	1,200,733	3,710,475	3,517,299
Adjusted for:
Fuel surcharge	(255,282)	(152,156)	(656,428)	(437,023)
Intersegment transactions	(83)	(115)	(270)	(451)
Amortization of intangibles [1]	(1,552)	(1,775)	(4,654)	(5,325)
Impairments [2]	—	(3,551)	(50)	(14,163)
Legal accruals [3]	—	—	—	(82)
Pre-acquisition U.S. Xpress tax assessment increase [4]	—	—	(8,228)	—
Severance expense [5]	—	—	—	(625)
Restructuring expense [6]	—	—	(200)	—
Adjusted Operating Expenses	1,030,252	1,043,136	3,040,645	3,059,630
Adjusted Operating Income	$124,634	$41,227	$262,417	$146,116
Adjusted Operating Ratio	89.2%	96.2%	92.1%	95.4%

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
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
6See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Total revenue	$434,517	$394,501	$1,223,029	$1,133,756
Total operating expenses	(409,576)	(396,194)	(1,179,994)	(1,104,422)
Operating income (loss)	$24,941	$(1,693)	$43,035	$29,334
Operating ratio	94.3%	100.4%	96.5%	97.4%

Non-GAAP Presentation
Total revenue	$434,517	$394,501	$1,223,029	$1,133,756
Fuel surcharge	(92,814)	(54,012)	(235,184)	(150,283)
Revenue, excluding fuel surcharge	341,703	340,489	987,845	983,473

Total operating expenses	409,576	396,194	1,179,994	1,104,422
Adjusted for:
Fuel surcharge	(92,814)	(54,012)	(235,184)	(150,283)
Amortization of intangibles [1]	(4,432)	(4,949)	(14,008)	(14,996)
Impairments [2]	—	(28,800)	—	(28,800)
Adjusted Operating Expenses	312,330	308,433	930,802	910,343
Adjusted Operating Income	$29,373	$32,056	$57,043	$73,130
Adjusted Operating Ratio	91.4%	90.6%	94.2%	92.6%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT, MME, and DHE acquisitions, as well as the non-cash amortization expense related to the fair value of favorable leases assumed in the DHE Acquisition.
2Refer to Non-GAAP Reconciliation (Unaudited): Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio – footnote 2.
Logistics Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Revenue	$138,974	$140,404	$406,278	$410,323
Total operating expenses	(130,553)	(133,567)	(390,407)	(392,796)
Operating income	$8,421	$6,837	$15,871	$17,527
Operating ratio	93.9%	95.1%	96.1%	95.7%

Non-GAAP Presentation
Revenue	$138,974	$140,404	$406,278	$410,323

Total operating expenses	130,553	133,567	390,407	392,796
Adjusted for:
Amortization of intangibles [1]	(1,150)	(1,164)	(3,473)	(3,492)
Adjusted Operating Expenses	129,403	132,403	386,934	389,304
Adjusted Operating Income	$9,571	$8,001	$19,344	$21,019
Adjusted Operating Ratio	93.1%	94.3%	95.2%	94.9%

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2026	2025	2026	2025
GAAP Presentation	(Dollars in thousands)
Revenue	$122,876	$94,083	$329,853	$269,251
Total operating expenses	(120,119)	(96,381)	(327,867)	(276,790)
Operating income (loss)	$2,757	$(2,298)	$1,986	$(7,539)
Operating ratio	97.8%	102.4%	99.4%	102.8%

Non-GAAP Presentation
Revenue	$122,876	$94,083	$329,853	$269,251

Total operating expenses	120,119	96,381	327,867	276,790
Adjusted for:
Impairments [1]	—	(2,454)	—	(2,454)
Adjusted Operating Expenses	120,119	93,927	327,867	274,336
Adjusted Operating Income (Loss)	$2,757	$156	$1,986	$(5,085)
Adjusted Operating Ratio	97.8%	99.8%	99.4%	101.9%

1    Refer to Non-GAAP Reconciliation (Unaudited): Adjusted Operating Income, Adjusted Operating Expenses, and Adjusted Operating Ratio – footnote 2.
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date September 30, 2026

GAAP: Cash flows from operations	$799,881
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	190,071
Purchases of property and equipment	(616,747)
Non-GAAP: Free Cash Flow	$373,205

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2026
(In thousands)
Cash and cash equivalents, excluding restricted cash	$254,156
Availability under 2025 Revolver, due July 8, 2030 [1]	1,485,305
Availability under 2025 RPA, due October 2, 2028 [2]	500
Total unrestricted liquidity	$1,739,961
Cash and cash equivalents – restricted [3]	63,873
Total liquidity, including restricted cash	$1,803,834

1    As of September 30, 2026, we had no borrowings under our $1.5 billion 2025 Revolver. We additionally had $14.7 million in outstanding letters of credit (discussed below) issued under the 2025 Revolver, leaving $1,485.3 million available under the 2025 Revolver.
2    Based on eligible receivables at September 30, 2026, our facility capacity under the 2025 RPA was $557.0 million, while outstanding capital was $556.5 million, leaving $0.5 million available under the 2025 RPA. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for more information regarding the 2025 RPA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $63.9 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — Subject to our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet (when justified by customer demand), expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures for full-year 2026 will be in the range of $600 million - $625 million. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of September 30, 2026, we had debt and finance lease obligations of $2.4 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Our lenders issue standby letters of credit on our behalf, certain of which reduce availability under our revolving line of credit. As of September 30, 2026, we also had outstanding letters of credit of $194.5 million pursuant to a bilateral agreement which do not impact the availability of the 2025 Revolver. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of September 30, 2026, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."
Working Capital
We had a working capital deficit of $103.6 million as of September 30, 2026 and a working capital deficit of $143.7 million as of December 31, 2025. The working capital deficits as of September 30, 2026 and December 31, 2025 are primarily due to the reduction in our trade receivables due to their sale as part of the 2025 RPA.
Material Debt Agreements
As of September 30, 2026, we had $2.4 billion in material debt obligations at the following carrying values:
•$173.4 million: 2025 Term Loan A-1, due July 2030, net of $0.6 million in deferred loan costs
•$1.47 billion: 2031 Notes, due November 2031, net of $1.2 million in unamortized debt issuance costs and $31.4 million of unamortized debt discount
•$623.7 million: Finance lease obligations
•$0.0 million: 2025 Revolver, due July 2030
•$50.2 million: Revenue equipment installment notes
•$8.3 million: Other
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2026	2025
	(In thousands)
Net cash provided by operating activities	$799,881	$543,431	$256,450
Net cash used in investing activities	(427,856)	(424,510)	(3,346)
Net cash used in financing activities	(362,736)	(189,137)	(173,599)

Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $256.5 million increase in net cash provided by operating activities was primarily driven by a $122.5 million increase in operating income, $32.4 million decrease in income taxes paid, and a $56.6 million decrease in interest paid for the year-to-date September 30, 2026 in comparison to the same period in 2025.
Note: Factors affecting operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2026 and 2025 — The $3.3 million increase in net cash used in investing activities was primarily due to a $19.3 million increase in net cash capital expenditures and was partially offset by a $10.4 million decrease in cash used on the acquisitions of leased properties.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2026 and 2025 — Net cash used in financing activities increased by $173.6 million, primarily due to an increase in net payments on our finance leases and long-term debt of $419.0 million, an increase in net payments on our revolver of $1.1 billion, our purchase of $107.1 million of the 2026 Capped Calls, and a $10.2 million increase in dividends paid, partially offset by $1.5 billion in net proceeds from the 2031 Notes.

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

Inflation
Most of our operating expenses are inflation-sensitive, with inflation generally leading to increased costs of operations. Price increases in manufactured revenue equipment have impacted the cost for us to acquire new equipment. Cost increases have also impacted the cost of parts for equipment repairs and maintenance. The qualified driver shortage experienced by the trucking industry overall has had the effect of increasing compensation paid to our driving associates. We have also experienced inflation in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Prolonged periods of inflation have recently and could continue to cause interest rates, fuel, wages, and other costs to increase as well. Any of these factors could adversely affect our results of operations unless freight rates correspondingly increase.

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
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to an average of $5.56 per gallon for the third quarter of 2026 from an average of $3.76 per gallon for the third quarter of 2025. The weekly average diesel price per gallon in the US increased to an average of $5.00 per gallon for year-to-date September 30, 2026 from $3.65 for year-to-date September 30, 2025. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2026, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2025 Annual Report and our Quarterly Report for the quarter period ended June 30, 2026 in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
July 1, 2026 to July 31, 2026	—	$—	—	$200,041
August 1, 2026 to August 31, 2026	—	$—	—	$200,041
September 1, 2026 to September 30, 2026	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended September 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	October 28, 2026	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	October 28, 2026	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant